Form 10-K
period 2022-12-31
Opti-Harvest, Inc.
filed 2023-04-17
CIK 1753945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-267203

OPTI-HARVEST, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-3007305
(State of incorporation)	(I.R.S. Employer Identification No.)

190 N Canon Dr., Suite 304 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

(310) 788-0200

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

1801Century Park East, Suite 520

Los Angeles, California 90067

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2022 was $9,085,000.

There were 23,906,237 shares of Common Stock outstanding as of April 7, 2023.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this Annual Report on Form 10-K (“Annual Report”) under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other documents that we may file with the Securities and Exchange Commission (“SEC”), all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report.

PART I

ITEM 1. BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” “Opti-Harvest” and the “Company” refer to Opti-Harvest, Inc., a Delaware corporation.

Overview

Opti-Harvest is an agricultural innovation company with products backed by a portfolio of patented and patent pending technologies focused on solving several critical challenges faced by agribusinesses: maximizing crop yield, accelerating crop growth, optimizing land and water resources, reducing labor costs and mitigating negative environmental impacts.

Our advanced agriculture technology (Opti-Filter™) and precision farming (Opti-View™) platforms enable commercial growers and home gardeners to harness, optimize and better utilize sunlight, the planet’s most fundamental and renewable natural resource.

Recent Events

Litigation against Jonathan Destler, our former Chief Executive Officer and former director, and Don Danks, a former director

On September 30, 2022, a Complaint (the “Complaint”), captioned Securities and Exchange Commission vs. David Stephens, Donald Linn Danks, Jonathan Destler and Robert Lazarus, and Daniel Solomita and 8198381 Canada, Inc., as relief defendants, Case No. ‘22CV1483AJB DEB, was filed in the United States District Court, Southern District of California. In general, the Complaint alleges that Jonathan Destler, a co-founder and our former Chairman and Chief Executive Officer, and current employee, and Donald Danks, a co-founder, former director, and former employee, were part of a control group that committed securities fraud in connection with the purchase and sale of securities of Loop Industries, Inc., a Nasdaq-listed company.

On November 22, 2022, an Indictment (the “Indictment”), captioned United States of America v. David Stephens, Donald Danks, Jonathan Destler and Robert Lazarus, Case No. ‘22CR2701 BAS, was filed in the United States District Court, Southern District of California. In general, the Indictment alleges that Mr. Destler and Mr. Danks conspired to and committed securities fraud, based on the same allegations in the Complaint. The indictment also alleges that Donald Danks engaged in money laundering.

Furthermore, the Complaint and the Indictment allege that Mr. Destler and Mr. Danks were part of a control group consisting of four other persons (David Stephens, Jonathan Destler, Don Danks and Robert Lazarus) who used a third person to make an unregistered offering of securities. The third person is a deceased former-stockholder of Opti-Harvest, whose Opti-Harvest shares are now held by his estate.

Transfer of Voting Control of Mr. Destler’s Opti-Harvest Shares to Opti-Harvest

Although Mr. Destler (and Mr. Danks, who on January 9, 2023, resigned as an employee of Opti-Harvest) have denied to Opti-Harvest the claims made against them in the Complaint and the Indictment, Mr. Destler agreed to resign his positions as a director, Chief Executive Officer, President and Secretary with Opti-Harvest, and transfer voting control (while retaining ownership) of his shares of common stock and Series A Preferred Stock, to the board of directors of Opti-Harvest. Accordingly, Jeffrey Klausner, Opti-Harvest’s, sole director is the sole trustee of a Voting Trust Agreement, dated December 23, 2022, by and among Opti-Harvest, Inc., Mr. Destler, entities Mr. Destler controls, Mr. Destler’s spouse, and Mr. Klausner, pursuant to which Mr. Klausner, on behalf of Opti-Harvest, votes Mr. Destler’s shares of common stock and Series A Preferred Stock.

It should be noted that the term “Trust” in the title “Voting Trust Agreement” is used for naming convention only, and no trust, as an entity, has been created in connection with the Voting Trust Agreement. Accordingly, Mr. Klausner, as the trustee under the Voting Trust, does not owe any fiduciary duty to Mr. Destler, his affiliated entities, or his spouse, under the Voting Trust Agreement. Mr. Klausner’s sole duty under the Voting Trust Agreement is to vote Mr. Destler’s beneficial ownership in Opti-Harvest securities.

Under the Voting Trust Agreement, Mr. Destler had agreed and consented to the appointment of any member of our board of directors to be appointed a trustee under the Voting Trust Agreement. Therefore, future members of our board of directors may become a trustee under the Voting Trust Agreement. Whether any future member of our board of directors may become a trustee under the Voting Trust Agreement would depend on whether any such new director would want to and agree to becoming a trustee under the Voting Trust Agreement.

The Voting Trust Agreement terminates on the first to occur of (i) final disposition of the proceedings related to the Complaint and the Indictment, or (ii) mutual agreement of Opti-Harvest and Mr. Destler.

Opti-Harvest Internal Investigation

The filing of the Complaint and the Indictment caused our board of directors to ask external legal counsel, who is also counsel to Opti-Harvest in its initial public offering, to conduct an investigation to determine whether Mr. Destler and/or Mr. Danks have any plan, agreement, arrangement or understanding to commit any act which could be construed as securities fraud in connection with Opti-Harvest and its initial public offering. Our legal counsel conducted an internal investigation into whether any officer, director or employee of Opti-Harvest has, or is aware of, any plan, agreement, arrangement or understanding to (i) manipulate the price or trading volume of common stock or other securities of Opti-Harvest, or (ii) publish or otherwise disseminate false, untrue, or misleading information, or information with material omissions of fact, about or otherwise regarding Opti-Harvest. Our legal counsel concluded, based verbal interviews with Mr. Destler, Mr. Danks, and each officer and director of Opti-Harvest, and based on written responses from each of officers, our director and our employees (including Mr. Destler and Mr. Danks), that there does not exist any plan, agreement, arrangement or understanding to (i) manipulate the price or trading volume of common stock or other securities of Opti-Harvest, or (ii) publish or otherwise disseminate false, untrue, or misleading information, or information with material omissions of fact, about or otherwise regarding Opti-Harvest.

Appointment of Geoffrey Andersen as Chief Executive Officer

In connection with the filing of the Complaint and the Indictment, and the agreement of Mr. Destler to transfer voting control of his voting securities of Opti-Harvest to Mr. Klausner under the Voting Trust Agreement, our board of directors appointed Jeffrey Andersen as our Chief Executive Officer, effective December 8, 2022. Mr. Andersen had previously, since July 14, 2021, served as a member of our Advisory Board. In his advisory capacity to us, Mr. Andersen worked closely with Opti-Harvest on all facets of growing our business and strategy, including government relations, building financial models, product development, technology development, marketing, and general business strategy, which allowed Mr. Andersen to not only garner a great deal of information about, and be part of, our business and operations, but to also be the lightning rod for our long-term business strategy. This and his 25-year career serving in multiple leadership and business development roles at agriculture-related businesses, led to the board of directors asking Mr. Andersen to serve as our Chief Executive Officer, which he has agreed to do, for a term of two years, stating that he believed in the viability of our business.

The Power of Sunlight

Agriculture plays a vital role in society. Our survival is based on a sunlight-driven biochemical chain of reactions in which carbon dioxide from the air and water from the soil are transformed into carbohydrates and oxygen – Photosynthesis. Light absorption through photosynthesis is the cornerstone of all plant growth. It is the very foundation of our food supply as well as the oxygen we breathe.

Opti-Filter™

Plants detect and respond to different aspects and qualities of light – light intensity, spectral composition, direction, scattering, duration. Photo-selective filtration of sunlight has well documented effects on numerous crops in different climates. This chromatic filtration can be used to promote flowering, improve fruit-set, regulate time-to maturation, fruit-size and color. Our Opti-Filter technology creates an optimized light environment that is detected by the crop canopy and conveyed throughout the canopy as well as the root system as positive signals to thrive, resulting in crops that are more active, productive, efficient, and healthy. Opti-Filter technology delivers the most beneficial parts of the light spectrum directly to plants at all stages of development. By directing sunlight to where it is needed, filtering the light to favor the red end of the spectrum, and providing an optimized micro-climate environment, Opti-Filter has been proven in over 65 field trials to accelerate growth and enhance productivity in an array of high-value crops.

Opti-Filter is a proprietary platform technology embedded in our family of products. In its various applications, Opti-Filter collects, spectrally modifies, and disperses sunlight into shaded and underproductive areas of the inner and lower canopy of a wide variety of crops. Through this process, Opti-Filter technology makes sunlight more productive by optimizing its spectral composition to provide plants with red-enriched light that stimulates growth and productivity. Opti-Filter technology, in its various applications, also creates a microclimate environment that promotes growth by providing protection from wind, cold and other harsh environmental conditions.

Our Opti-Filter family of products has been developed and tested in over 65 multi-year field trials during five years with leading commercial growers in California’s Central Valley, Salinas Valley, Coachella Valley, Napa Valley and Sonoma regions. Through these trials we believe we have demonstrated that our proprietary technology effectively:

●	Increases revenue per acre by improving production and fruit/nut quality in mature vineyards and orchards;

●	Accelerates growth of newly planted crops and shortens time to first crop and maturity;

●	Increases production and accelerates growth without increasing irrigation needs, thus improving land and water resource utilization;

●	Advances root density and development and mitigates plant daily water stress;

●	Reduces labor costs associated with pruning, canopy management, training, other related farming practices; and

●	Protects plants from harsh weather conditions, animals and, in some cases, insect pests.

Opti-View™

Opti-View is a multi-vendor precision agriculture platform designed to optimize farmers’ ability to manage their crops and key inputs including water and labor. Opti-View is a proprietary and highly sophisticated AI and machine learning based system that integrates data from our own suite of sensors with data streams from strategic partners. This innovative system is designed to produce powerful predictive analytics that will empower our customers to make better farming decisions. We call this Agricultural Intelligence™.

We are committed to the development and utilization of established and emerging technologies to enhance the impact of Opti-Filter technology and provide valuable information for our ongoing research. Accordingly, we have committed considerable resources under the guidance of a world-class team to the creation of Opti-View.

We believe that the Opti-View and Opti-Filter technology platforms, which are both secured by robust patent protection (see “Intellectual Property” below) are complementary and highly innovative systems with very large addressable markets. Precision Agriculture is a large and fast growing industry that is benefiting from steady increases in commercial adoption.

Our Strengths

We believe that we have several key strengths that provide us with a competitive advantage:

●	Transformative agricultural technology platform with proven technology and multiple product applications: Our technology is patented, functional and proven with a growing number of customers across major markets in North America and around the world. We expect this trend to accelerate as our base of installations grows.

●	Intellectual property portfolio: Opti-Harvest owns five patent families, including two U.S. patents, one granted European patent, granted patents in each of Brazil, Chile, Peru, Israel, and Mexico, as well as one pending international (PCT) application and over thirty additional patent applications pending worldwide as of May 30, 2022. Opti-Harvest has 5 years of R&D experience, and continues to drive innovation.

●	Strong ecosystem relationships: Through the course of the previous five years and over 65 field trials , Opti-Harvest has developed strong collaborative relationships with many leading growers in the commercial agriculture ecosystem; growers who are in the best position to recognize the multiple benefits our technology and products bring to their farming initiatives. These industry partnerships and collaborative relationships are key to our technical and economic success and are not easily replicated.

●	Commitment to ESG: Opti-Harvest has an authentic and overarching commitment to ESG, sustainability and social impact. We are committed to a broad set of stakeholders, including our employees, our community, our environment, our customers, and our stockholders. This commitment aligns with our mission to provide farmer-focused solutions to sustainably feed our world. We see opportunities in many areas of the agricultural value chain to address some of today’s most significant challenges including food security, farmer livelihood, and resource use efficiency.

●	We are decarbonizing agriculture: Fresh produce accounts for roughly one-tenth of food related greenhouse gas (GHG emissions), or approximately 1% of GHG emissions in the U.S. (transportation accounts for 28% of that carbon footprint). We are committed to developing technologies that reduce CO₂ emissions across our installed and potential customer base and that reduce the agriculture’s contribution to climate change. GHG emissions associated with fresh produce production include on-farm inputs (applied water, biocides, direct electricity use, direct fuel use and other materials and resources) as well as upstream GHG emissions associated with the production and supply of these inputs. We believe our technologies reduce consumption of several of these GHG inputs by improving production, operational efficiencies, and resource utilization.

●	We are conserving resources: An important physiological response to our technology includes as much as 50% mitigation of plant daily water stress, more efficient uptake of water and soil nutrients as well as increased photosynthetic uptake of carbon dioxide from the atmosphere.

●	Experienced leadership and scientific team: Opti-Harvest has built an experienced multi-disciplinary leadership and scientific team with a strong track record of driving scientific and product innovation and revenue growth in several technology businesses. Each member of our leadership team has decades of experience in their respective area of expertise.

●	We continue to drive innovation. By continuing to focus on innovation and enhancement of our product offerings, we believe we can build significant market share, product usage and customer satisfaction. Our research and development, engineering, marketing and executive leadership teams bring expertise from a variety of fields including horticultural science, agronomy, optical physics, materials science, electronics and networking, product design, software development, machine learning and AI.

Our Growth Strategy

Our products are marketed to two key markets: commercial agriculture and home garden. We have developed products that accelerate growth, increase production, reduce labor costs and optimize land and water resource utilization for both market segments.

We are developing revenue streams for the following product lines:

●	Opti-Filter™ Products
●	ChromaGro™ Products
●	OptiView™ SaaS Licensing

Each of the growth initiatives outlined below depends on our ability to develop broad adoption of our products. We believe that the success our field testing and extensive product development in collaboration with major commercial growers throughout California will promote awareness and acceptance of our products. We intend to leverage this acceptance in both the consumer grower and commercial agriculture segments through the execution of the following strategies:

●	New product introduction: Our initial commercialization strategy is focused on our Opti-Filter suite of products. We will initially focus on converting existing relationships – commercial growers with whom we have partnered in testing, developing, and proving our technology – to become customers and advocates of our commercial products. The introduction of our Opti-View platform will represent an important opportunity to expand revenues from existing Opti-Filter customers as well as to offer stand-alone precision agriculture solutions to a broad addressable market.

●	Expansion into new geographies: Opti-Harvest will initially derive most of its business from select markets in North America. As we build momentum by expanding our existing customer base and building awareness through new sales and marketing initiatives, we anticipate significant growth opportunities in additional regions in North America and in international markets.

●	Finance / Lease Model: We intend to establish finance partners that will allow us to offer attractive financial terms to commercial agriculture customers. We believe that offering this option to prospective customers will serve to accelerate adoption and increase the sales velocity and scale of our business.

Opti-Harvest’s growth and success is dependent upon developing and implementing go-to-market strategies that ensure superior customer satisfaction, retention, and expansion. As Opti-Harvest transitions from highly successful field trials to comprehensive commercialization initiatives, opportunities for industry partnerships and/or developing marketing, sales and distribution capabilities internally will be evaluated and piloted to ensure all aspects of customer and product support are validated.

Go-to-Market

We believe there are clear and subtle trade-offs between internal development of these capabilities and partnering with existing industry players to execute on our go-to-market strategies. These trade-offs include speed of deployment, geographic coverage, cost and control of our brand and reputation. Partnering may provide benefits for speed, coverage, and cost, while internal development may provide more brand and corporate reputation control and direct customer relationships. Potential partners to be considered will be farm equipment dealerships, irrigation distributors, and other agricultural retailers providing fertilizer, crop protection and technology products to growers in the field.

The go-to-market processes begin after the customer acquisition process is complete and there are signed contractual commitments between Opti-Harvest and the grower customer. These sub-processes will need to cover the following:

Installation – Installation of Opti-Harvest products in grower fields will require reliable personnel, the appropriate tools, expertise, and training. The in-field installation of the Opti-Harvest products are not very complex and will allow for fairly quick training of either company or partner employees.

Grower training – The successful implementation of the Opti-Harvest products will require some basic training of growers. It will be most important in the customer acquisition process that the growers are well informed about the use and benefits of each product purchased. At the time of installation, the grower’s employees will need to have brief training on how to install and monitor the products in-field to identify when the products may need to be adjusted and/or replaced due to potential defects or weather-related impairment. Growers will also need to modify some of their farming practices when using our products – this usually will result in less labor and other potential savings.

Warranty – Opti-Harvest will provide a 12-month warranty policy for each product implemented in the field. This warranty will require Opti-Harvest to repair or replace any products as quickly as possible if defects are identified. This will also require optimal inventory processes that allow for timely replacement when necessary.

Support – It is anticipated that minimal product support will be necessary with the Opti-Harvest products. However, online and phone options will be provided to allow growers to quickly ask questions and/or report problems in the field.

Upgrades – It is expected that there will be minimal product upgrade requirements, while the products are functional in the field. Upgrades will be provided through natural replacement processes given the lifecycles of each individual product.

Recycle – At the end of the product lifecycle, the materials used in the Opti-Harvest products will be collected in the field and transported to a recycling partner to ensure the optimal environmental impact.

Current Challenges in Agriculture and Agribusiness

Society is critically dependent on agriculture. It is the foundation of our food chain and provides 27% of the world’s jobs. From its inception, its primary purpose has been to feed and fuel human activity.

Driven by innovation and investment, agricultural productivity has increased substantially. Agricultural output nearly tripled between 1948 and 2015 – even as the amount of labor and land used in farming declined by approximately 74% and 24%, respectively. During that same period farmers in many parts of the world have increased efficiency and productivity. But agriculture is entering a new era marked by scarcer resources, greater demand and potentially higher price and supply volatility. Going forward, the world must produce far more with less.

To meet this challenge, farmers must increase production per acre. They need to reduce the risk of crop failure, minimize operating costs and sell crops for the highest price possible. This requires, amongst other things, effectively managing resources like land, water and other inputs while minimizing the impact of weather and pests.

Yet farmers are confronted with increasing pressure from climate change, soil erosion, biodiversity loss, changing consumer tastes in food and concerns about how their food is produced. Nevertheless, farmers and producers are tasked with sustaining a global population with food production that will need to increase by 50% or more by 2050. Compounding the challenge is the reality that farms around the world have unique characteristics and challenges: different landscapes, soils, available technologies, access to needed capital, supply and distribution chains, and highly variable potential yields.

Climate.

The effects of climate change are increasingly impacting farmers’ ability to grow the food we need. Increasingly volatile weather and more extreme weather events can change growing seasons, limit the availability of water, allow weeds, pests and fungi to thrive, all of which reduce crop productivity.

Soil erosion is reducing the amount of arable land for agriculture and declining biodiversity affects the pollination of crops. Farmers are under pressure to conserve water and use fewer agricultural inputs. Rise in the frequency of droughts and floods, all of which tend to reduce crop yields.

Consumer needs and expectations drive the food value chain.

Farmers need to keep pace with increasing demand for more food and higher quality food. In addition to concerns about adequate food supply, society has rising expectations for ‘good food’, coupled with expectations that farmers will reduce negative impacts that conventional farming practices may have on the environment.

Driving Innovation by Tapping into Our Most Fundamental Resource

Technology is a fast-paced industry that impacts our lives, our society, and culture in countless ways. The speed and scale with which technology can disrupt existing business and create new opportunities and industries is staggering. Agriculture technology (“Agtech”), new breeding techniques, soil and biome enhancement, precision agriculture, robotics, satellites, artificial intelligence, big data and the Internet of Things (“IoT”) are being introduced and adopted at a remarkable pace.

Innovations in animal and crop genetics, chemicals, robotics, global positioning systems (GPS), imagery, sensors and the use of big data have driven changes in the U.S. farming sector, causing total farm output to more than double between 1948 and 2015, even while the amount of land and labor devoted to farming declined.

The power, promise, and potential of Agtech is its capacity to make agriculture more productive and sustainable. For example, because of Agtech, the farm-to-fork process is becoming more automated, connected, sensed, and traced, while data-driven technologies promise to boost agricultural productivity by increasing yields, reducing losses and lowering input costs.

Yet, despite these advances in Agtech and the technologies introduced in the information age, we believe that sunlight remains our most fundamental resource; one that can unlock even greater potential for agricultural production and resource management through the development of innovative technologies that optimize plant utilization of sunlight.

From home garden growers to large commercial scale agribusinesses, sunlight plays a crucial role and light interception is a major limiting factor in production and product quality in a wide variety of crops. Plants are green because they absorb the most productive parts of the light spectrum and reflect what they don’t need. Green light is a signal for plants to slow-down or stop growth. It is nature’s way of separating plants to avoid overcrowding but has become a limiting factor in the modern intensive agriculture. We exploit this well-established but underutilized scientific phenomenon.

Opti-Harvest is focused on developing best-in-class agriculture technologies that help growers efficiently increase production, improve economic performance and environmental sustainability. We are driving innovation by harnessing nature’s most fundamental resource – sunlight itself, in a way never done before.

Market Opportunity

Commercial Farming

Agriculture, food, and related industries contributed $1.109 trillion to the U.S. gross domestic product (GDP) in 2019, a 5.2% share. The output of America’s farms contributed $136.1 billion of this sum—about 0.6% of GDP.

According to the most recent Census of Agriculture, production costs for the approximately 110,000 farms actively producing fruit, tree nuts and berries had increased 17% over the prior census period (2012). Approximately 45% of these farms reported a net loss.

Against this background, rapid population growth, increased urbanization, and mounting stress on natural resources have increased the need for agriculture to become a more efficient, sustainable industry.

The Agtech sector has the potential to completely reshape global agriculture, dramatically increasing the productivity of the agriculture system while reducing the environmental and social costs of current Ag production practices. We will need to produce more food in the next forty years than during the entire course of human history. In order to do so on a planet showing signs of severe environmental stress, Agtech innovations will be essential. We believe human ingenuity can rise to the occasion and overcome these global challenges, but to do so will require significant investment, commitment, and AgTech-specific entrepreneur support systems to foster innovation in the field.

The World Economic Forum estimates that if just 15% to 25% of farms were to adopt precision agriculture technologies, global crop yield could increase by 10% to 15% by 2030 while at the same time reducing greenhouse gas emissions and water use by 10% and 20% respectively.

Demand for agricultural equipment is cyclical, influenced by, among other things, farm income, farmland values, weather conditions, the demand for agricultural commodities, commodity and protein prices and general economic conditions, as well as government policies and subsidies.

The global farm machinery and equipment market is expected to grow from $183.8 billion in 2020 to $201.8 billion in 2021 at a compound annual growth rate (CAGR) of 9.8%

Field Marketing & Analysis

Field monitoring & analysis technologies, collectively referred to as “precision agriculture” provide software and sensors to monitor, analyze, predict, and optimize in-field elements including crops, water, weather, and pests. Startups in this sector offer hardware sensors designed to collect specific farm data such as weather, moisture, and plant health. Other providers in the space develop software that can interpret data and improve decision making.

Growers have long been a critical market for field monitoring & analysis companies promising significant benefits through data collection. However, the promises of meaningful improvements through data collection have largely fallen short because growers have lacked sufficient tools to interpret and act on the data. This has led to a significant level of technology fatigue and resistance to new technologies. However, with data collection infrastructure well advanced, emerging AI & machine learning and predictive analytics technologies are poised to complete the loop by improving decision-making capabilities and offering meaningful recommendations based on data trends and analysis.

The estimated market size of the field monitoring and analysis, based on the global revenues of precision agriculture providers, is estimated to be $5.8 billion in 2020 and growing at a CAGR of 13.6% to reach $11.1 billion by 2025.

Home Garden Market

With the global population expected to reach more than 10 billion by 2050, there is a continuous need to increase food production and buffer stocks. In addition, we believe the COVID-19 pandemic has aggravated food insecurity in urban centers because of the disruption in the food supply chain, aggravation of the physical and economic barriers that restrict access to food, and the catastrophic increase in food waste because of labor shortages.

There is a need to adopt more resilient food systems, reduce food waste, and strengthen local food production. Enhancing availability at the household and community levels through home gardening and urban agriculture is an important strategy.

Over the recent years there has been growing interest to strengthen and intensify local food production in order to mitigate the adverse effect of global food shocks and food price volatilities. Consequently, there is much attention towards home gardens as a strategy to enhance household food security and nutrition.

Food production within the cities include small land farming in households, local community gardens, indoor and rooftop gardens, vertical farming, etc. We believe that home gardening is poised to play an important role in advancing food and nutritional security during and after the COVD-19 pandemic, while also strengthening the provisioning of numerous ecosystem services.

The home garden industry in the U.S. continues to expand accordingly. Recent data from the 2021 National Gardening Survey reports that:

●	More than four in ten U.S. households (42%) report participating in some type of food gardening (vegetable gardening, fruit tree cultivation, growing berries, or herb gardening) in 2020, significantly higher than in 2019 (33%).

●	Among respondents from households who purchased one or more lawn and garden items in 2020, 39% (an estimated 40.2 million households) say they spent slightly (24%) or a great deal (14%) more in 2020 on lawn and garden supplies and activities than they did in 2019, just under half (48%, 50.3M) say they spent about the same amount, and 13% (13.8M) say they spent slightly (8%) or a great deal (6%) less.

●	Among those who say they participated in lawn and garden activities more in 2020 than they did in 2019, nearly three-quarters (72%) say they also spent more in 2020 than in 2019. Even among those who say they participated less in 2020 than in 2019, 31% say they spent more while 38% say they spent less.

●	Amongst U.S. households, 30.4% (39.1M) report participating in vegetable gardening, 23.5% (30.1M) report participating in tree care, 20.0% (20.5M) report participating in container gardening, 14.4% (18.4M) report cultivating fruit trees and 7.7% (9.9M) report growing berries.

●	The estimated 18.4 million households participated in cultivating fruit trees in 2020 represents an increase of 35.4% since 2019 (13.6M) and nearly 2 million higher than the five-year average of 16.5M.

●	With an estimated 95.8 million participating households in 2020 and an average spending of $458.26 per household, participating households spent an estimated $43.9 billion.

●	Just under half (47.5%) of participating households purchased one or more outdoor containers and season extending products in 2020, significantly higher than the percentage of participating households which purchased this product type in 2019 (41.1%) and higher than the five-year average of 42.8%.

Our Technology and Products

We are building a global agriculture technology business providing advanced equipment and precision agriculture software and solutions.

Our technologies fall into three categories:

●	Advanced Farm Equipment (Opti-Filter family of products),
●	Precision Agriculture (Opti-View), and
●	Home garden products (ChromaGro, powered by Opti-Filter).

Opti-Filter™

Opti-Filter products are designed to optimize land and water resources by utilizing sunlight in novel ways to accelerate growth in newly planted crops (Opti-Gro, Opti-Shield and ChromaGro), and improve production in mature vineyards and orchards (Opti-Skylights and Opti-Panels). Opti-Filter photo-selective technology turns sunlight into scattered, red-enriched light, maximizing the sun’s most productive rays and filtering out those that inhibit growth and production, which results in enhanced foliage activity, fruitfulness, shorter time to production, and substantial increases in marketable yield. These benefits are enhanced further by significant reductions in labor costs and other related expenses associated with conventional farming practices. Increasing outputs (yield, revenues) and lowering inputs (labor costs, resources) are age-old challenges for farmers. Our consumer product line (ChromaGro) is focused on the home garden market.

Opti-View

The Opti-Filter family of products is complimented by our unique Agricultural Intelligence™ technology which collects and processes critical environmental data from a variety of sensors and industry partners to provide predictive analytics and recommendations that are designed to enable growers to incorporate powerful data into their decision-making process. Currently, we have approximately 9 million records to correlate with our plant physiology data, and we are developing a proprietary Agricultural Intelligence framework to integrate our data with data streams from our partners. We believe this system will provide far greater insights than any single system could and will enable growers to collect and interpret crucial data from which to make better choices to improve yield and maximize resources including irrigation and labor.

Sunlight as a Service ™

We believe that our products will provide innovative, sustainable solutions for agriculture by focusing on:

●	Optimizing Nature – Our sustainable Ag technology platform is powered by the sun. It maximizes a free and renewable resource with no need for additional chemicals or fertilizers. We bring the benefits of a greenhouse (control of light, climate and labor) to open field cultivation for accelerated crop development, greater crop yields and significant savings in energy, labor, water, and carbon emissions.

●	Water Use Efficiency – Stimulating root development by providing crops with tailored light and physical protection creates a microclimate which limits evaporation. Our products allow more efficient water uptake, thus reducing plant drought stress and irrigation needs.

●	Land Use Efficiency – Economic needs push growers to plant crops very close together. We solve the problem of shading that occurs in high density planting by maximizing light-interception beyond all known conventional practices, allowing better land use and optimized productivity for higher revenue per acre.

●	Carbon Fixation – Our products are carbon footprint-negative. By increasing photosynthesis and photomorphogenic activity, thereby accelerating and maximizing growth and production, we believe our products allow plants to fix more carbon from the atmosphere than they would without our technology.

●	Reclaim & Recycle – Our products are made in the USA from highly durable HDPE, an eco-friendly and recyclable plastic. Our solution and services model will include a reclaim and recycle program to reduce waste and promote a sustainable product life cycle.

●	Agriculture Intelligence ™ - In addition to our Ag technology platform, we will provide a comprehensive suite of Internet of Things (IoT) and AI solutions to help growers gain further insights into optimizing crop yield and resource use through predictive analytics and recommendations. These tools are also used to guide us in our own product development.

Opti-Filter™ Family of Products

We believe Opti-Filter technology combines innovative industrial design with established science and leverages our scientific team’s decades of combined experience in the fields of biochemistry, plant physiology, biophysics, and optical physics.

●	Opti-Filter photo-selective technology turns sunlight into scattered, red-enriched light, maximizing the sun’s most productive rays and filtering out those that inhibit growth and production

●	Red-enriched light fuels photosynthesis and triggers positive photomorphogenic plant responses.

●	By filtering sunlight to the red end of the spectrum while diffusing and directing light where it is needed, Opti-Filter accelerates plant growth and enhances productivity.

●	Opti-Filter promotes enhanced foliage activity, shorter time to production, maturity and substantial increases in marketable yield –all by simply using what’s already there: SUNLIGHT.

Growth-Accelerating Products

	Accelerates plant establishment & development	Reduces time to production & maturity	Overcomes shading of vine / tree replants by adjacent older vines / trees	Reduces labor costs by naturally training vines to the trellis
Opti-Gro Newly planted & replanted vines (table, raisin, wine grapes)	Yes	Yes	Yes	Yes
Opti-Shield Newly planted & replanted tree crops (citrus, almond, pistachio, avocado, etc.)	Yes	Yes	Yes	Yes
ChromaGro Vegetable Gardens (tomato, pepper, herbs, etc.)	Yes	Yes	Yes	NA

Opti-Gro Units function as individual plant-growth chambers that target multiple biological processes to naturally accelerate growth and shorten time to first crop and maturity in table and raisin grapes, and wine grape vines.

-	Optimized light and microclimate environment promotes & accelerates vine growth and development
-	Shortens time to 1st crop and maturity.
-	Naturally trains vines upward reducing labor costs associated with training.
-	Durable chamber protects from environmental stress and repels pests.

Applications

The Opti-Gro units are applied soon after vine planting and typically left in place for one season only. However, their positive impacts last several seasons after their removal.

Vine Replants. Table grape crops experience on average 3% to 5% annual loss, wine grapes can experience over 20% loss annually and all require vines to be replaced. Replanting missing vines is critical to maintaining vineyard production and extending economic life. However, replanted vines seldom catch up with the rest of the vineyard due to shading by adjacent mature vines, and shortage in labor required for vine training. Opti-Gro units overcome heavy shading from adjacent vines, accelerate vine canopy and root development, provide self-training, and shorten time to production and maturity by 2-3 years.

Newly Planted Vineyards. Vine growth and development in cool climate regions can take 4-5 years to reach full production. Opti-Gro units protect vines through the herbaceous stage becoming lignified (woody) in year 1, surviving the winter and continuing development to production by year 2. Tailored light delivery and controlled microclimate result in dramatically faster, longer, and more vigorous vegetative growth.

The current state-of-the-art alternative to Opti-Gro is a small diameter grow tube, which constrains rather accelerates growth.

Field Tests

We have conducted fully randomized field trials, each composed of 20+ replicates per treatment performed in wine grapes.

Warm Climate. In 2019-2021 trials in ‘Thompson seedless’ raisins, ‘Autumn Royal’ and ‘Ivory’ table grapes located around SJ Valley, California, Opti-Gro treated replant vines continued growth throughout the season while control (common-practice) replant vines ceased growing in June due to excessive shading. 50-300% (cultivar dependent) larger trunk diameter was detected by end of the 1st season. Fruitfulness in the 2nd season was enhanced by 300% in vines treated by Opti-Gro in the former season relative to control replant vines.

Cold Climate. In 2018-2020 trials (‘Pinot Noir’ wine grape in Monterey County; ‘Cabernet Sauvignon’ and ‘Chardonnay’ in Sonoma County), the Opti-Gro vines trunk diameter continued growth throughout the season, extending into Autumn, unlike control vines that ceased growing by mid-summer. The result was 20-300% (cultivar dependent) larger trunk diameter than control vines.

Vines with Opti-Gro (based on field tests)

●	Over 2x faster growth
●	5x more likely to survive winter frost dieback
●	Reach time to full production 1-3 years faster
●	20-300% increase in trunk diameter
●	300% increase in 2nd year’s fruitfulness

Opti-Shields are designed to fit newly planted fruit trees, nut trees and other crops. The Opti-Filter technology provides a spectrally modified light environment, wind-breaking and improved microclimate that accelerates establishment and growth of newly planted tree crops, shortening time-to-production and maturity.

Applications

Opti-Shield are applied soon after planting and kept for two years.

Field Tests

We have conducted fully randomized field trials on Trees with Opti-Shield, each composed of 20+ replicates per treatment .

In several 2019-2021 field trials (newly planted Sumo, Orri, and Tango mandarins; almonds; pistachio) Opti-Shield canopy volume and foliage density increased by 50-200% within 1-2 years (crop dependent) compared to control trees while daily water stress was reduced by 50%. Insect-pest infestation in the OH-trees was reduced by 70%. First fruit production increased by 50-100% in citrus mandarin relative to common practice trees.

Our field tests have shown that trees with Opti-Shield have:

●	1-2 years faster to full production
●	200% accelerated in canopy size
●	50% increase to foliage density
●	70% reduction in Thrips infestation

Products Improving Production

	Provides spectrally modified, diffused light for better fruit yield	Self-training; greatly reduced canopy management	Protection from rain, hail, frost, sunburn	Design for present and future trellising systems
Opti-Panels Wine & table grapes; Trellis tree crops	Yes	Yes	Yes	Yes

Opti-Panels utilize Opti-Filter technology to reduce labor costs and improve production in mature vineyards and crops grown on trellis systems.

-	Translucent panels provide photoselective light environment & self-training for table grapes and other fruit crops grown on trellis system;

-	Canopy is kept open all season improving fruitfulness, cluster and fruit quality the following year;

-	Labor required to manage canopy, position shoots and branches is drastically reduced;

-	Crop maturity in table grapes can be advanced, delayed or not affected based on selection of panel chromatics; and

-	Continuous protection from rain, sunburn, frost and hail.

Applications

Rapid canopy growth during peak season creates excessive shading resulting in delayed coloration, uneven ripening and unmarketable waste. Aggressive, repeated pruning and trimming is required during the season. The Opti-Panels maintain the center trellis open throughout the season. The Opti-Panels are installed by retrofitting into current trellis systems, or along with initial construction, and remain in the vineyard or orchard for many years.

Field Tests

We have conducted fully randomized field trials, each composed of 20+ replicates per treatment during 2017-2019, followed by semi-commercial, non-randomized trials in 2020-2021.

In 2017-2019 table grape trials (‘Flame Seedless’, ‘Krissy’, ‘Allison’ cultivars) Opti-Panel treated vines demonstrated a 40% increase in crop value. Grapes ripened earlier or later in the season (cultivar and Panel color dependent) while berry size, width and length increased relative to the control. In the 2020-2021 table grape trials (‘Ivory’, ‘Krissy’, ‘Allison’, ‘Scarlotta’, Autumn Crisp, Autumn King’, ‘Adora’ cultivars) rain-protection function was added to the Opti-Panels. Preliminary results demonstrate positive impact of the Red Panel on next year’s fruitfulness and may add protection of the cluster berries from heat damage.

In a 2020 trellised peach trial the red Opti-Panel demonstrated earlier fruit maturation and 17% increase in harvested fruit.

Our field tests have shown that trellised crops with Opti-Harvest:

●	Ripen earlier or later in the season (crop and cultivar dependent)
●	Have a 40% increase in crop value
●	Are protected from rain, wind, and sunburns
●	Are labor saving on pruning, leafing, training, positioning
●	Have an open canopy for easy harvesting accessibility

	Provides spectrally modified, diffused light for better fruit yield, size and quality	Reduces pruning of inner canopy	Improves water-use-efficiency	Designed for conventional tree canopy
Opti-Skylight Citrus, Pistachio, Cherry & other tree crops	Yes	Yes	Yes	Yes

Opti-Skylight solar funnels penetrate the canopy of mature fruit and nut trees to improve production in tree crops.

-	Parabolic collector concentrates and directs sunlight to the inner canopy, while translucent down tube delivers the production-enhancing effects of red enriched light throughout the canopy.
-	Active foliage developing around the formerly most shaded inner canopy, resulting in more productive canopy
-	Field trials confirm increased productivity, earlier maturation, improvements in fruit size and quality, all with higher water use efficiency.
-	Reduced labor costs associated with center canopy pruning.

Applications

High density plantings result in heavy shading. Sunlight reaches exterior foliage while inner canopies remain shaded, non-productive or produce unmarketable fruit.

In a 2017-2019 trial (Sumo mandarin) Opti-Skylight treated trees produced 21% more total fruit and 44% more large fruit in the first season. In the second season, too much fruit load (~20% above control) caused branch breaking.

In a 2018-2021 trial (Sumo mandarin) Opti-Skylight treated trees produced 6% more marketable fruit in the 1st treatment year relative to control; 13% more in the 2nd year; and 47% more fruit in the 3rd year. Fruit ripened 1-2 weeks earlier than control .

In a 2019-2020 trial (Tango mandarin) Opti-Skylight treated trees produced 22% more marketable-size fruit in 1st year; 4% more total fruit, and 15% more fruit of large size in the 2nd, on-year; and 45% more marketable-size fruit in the 3rd year.

In a 2018-2020 trial (pistachio) Opti-Skylight treated trees produced 24% higher in nut-yield in the 1st trial year (off-year); 16% higher in 2nd, on-year, and 34% higher than control in the 3rd, off-year. Nut quality was 9% higher in treated trees relative to control.

In a 2019-2020 trial (pistachio) Opti-Skylight trees produced 11% higher nut yield in the 1st trial (on-) year relative to control, and 16% higher yield in the 2nd (on-year). Nut quality was 8% higher in treated trees relative to control. The Opti units additionally advanced nut maturation.

Field trials were each comprised of 15-30 replicates / treatment, fully randomized. Reduced center-canopy pruning was applied in most trials. Opti-Harvest treated trees suffered 50% less water stress during summer-autumn periods .

Our field tests have shown that Trees with Opti-Skylight:

●	Have a 15-47% increase in yield
●	Produce less non-marketable fruit waste
●	Have 50% less water stress during Summer-Autumn
●	Have a $2,000-$12,000 increase in fruit value per acre, crop and year dependent.

ChromaGro

We are applying the knowledge, science and successful results of our Opti-Filter agribusiness products to the home garden market with ChromaGro. A similar but modified version of our Opti-Gro product line, ChromaGro is designed for use in home gardens in rural (backyards, professional gardens) and urban (patios, balconies and terraces) settings. Field trials have demonstrated over 200% increases in fruit yield as well as protection from frost in tomatoes, peppers and beans.

Opti-View

According to the International Food Policy Research Institute, data-driven techniques can increase farm productivity by as much as 67% by 2050. This type of increase will be essential for growers to meet expected demand caused by worldwide population growth and other environmental factors.

Opti-View is a proprietary, high sophisticated, multi-vendor AI and machine learning precision agriculture platform. It integrates data from our own suite of sensors with data streams from strategic partners. It’s designed to empower farmers with better data – by offering valuable insights from predictive analytics so they can better manage their crop yields and key inputs including water and labor. We call this Agricultural Intelligence™.

We are committed to the development and utilization of existing and emerging technologies to enhance the impact of Opti-Filter technology and provide valuable information for our ongoing research. Accordingly, we have committed considerable resources under the guidance of a world-class team to the creation of Opti-View.

Opti-View roadmap:

●	Over the last several years we designed and successfully implemented a custom proof of concept Internet of Things environmental monitoring system. The system measures and reports basic parameters (such as visible and IR light, temperature, etc.) on a 15-minute basis. The system incorporates several hundred sensors installed at a variety of commercial growers in Central California.
●	We created a prototype cloud-based dashboard where the data feed is aggregated, organized, and stored. Approximately 9 million records are available for rudimentary analysis and graphical presentation. The system also incorporates real time messaging for reporting alarm conditions such as high heat.
●	We will build a data warehouse to hold results from our 60+ field experiments for correlation purposes.
●	Opti-View is now being created to house our next generation cloud based dashboard with significantly enhanced presentation and analytic capabilities. Specifically, the ability to capture crop yield and environmental inputs to create AI training sets for predictive analytics and recommendations on how to improve crop yield and lower resource usage. This will be the alpha (internal) version of our Agriculture Intelligence platform.

●	We have started the design of the next generation of hardware to increase our capabilities with new functions such as multispectral and RGB imaging and more accurate local weather. We believe our next generation of gateways will have increased reliability and speed and allow for processing to be performed at the edge of the network to increase our capabilities and lower costs.
●	We will incorporate data-streams from industry partners to further enhance our Opti-View system. We believe that these additional data streams will make for more accurate predictions than those from a single stream alone. This is slated to be the first (beta) commercial deployment of Agricultural Intelligence.

Competition

While we are not aware of any company which markets and/or sells technology or products that compete directly with our Opti-Filter technology and products, many agricultural technology companies are developing and commercializing technologies that purport to increase crop yield by other methods such as Biolumic which is expanding work with ultraviolet waves to boost crop yields and crop enhancement, developing products to protect and enhance crop yields.

In addition, we compete with many companies developing and commercializing precision agriculture equipment and technology such as John Deere, AGCO, CNH Industrial and Kubota Corp, drone companies including Aerobics, Taranis and Aerovironment, technology enablers that include GPS companies such as Trimble and CiBo Technologies, data analysis companies such as Farmobile, CropX, Semcrop, Arable, SemiosBio, FarmX and Climate Corp., DNA sequencies companies like Trace Genomics and applied technology business at Raven Industries as well as chip and sensor companies ranging from NXP Semiconductors to STMicroelectronics that serve the “smart farming” market.

We believe that many of these companies are developing technologies, in particular those focused on genetics and chemicals, that may ultimately be complimentary to ours.

With an established portfolio of intellectual property across each of our business segments, and a highly differentiated approach to building technologies designed to leverage sunlight to drive agricultural efficiencies and crop yield, we believe that we are uniquely positioned in the market to deliver our value proposition.

Intellectual Property

We have pursued a thoughtful and aggressive IP strategy, balancing trade secret and patent protection of our innovation. Our patent portfolio includes extensive international coverage expected to expire between 2034 (earliest filings) through 2041 (most recent filings), broadly covering our Canopy, Grow, Shield, Barrel and Panel units, as well as our novel Internet of Things and related innovations.

Our patents cover Opti-Harvest light harvesting & delivery and plant microclimate-regulating technologies.

Summary of Opti-Harvest Patent Portfolio

●	Opti Patent Family 1 is entitled “Harvesting, transmission, spectral modification and delivery of sunlight to shaded areas of plants,” and covers the Company’s core light harvesting technology. This family has a first filing date of 2013, is expected to expire in 2034, was originally filed by DisperSolar, and has since been acquired by Opti-Harvest. This patent family (including issued patent and pending applications) extends to a wide geography spanning major fruit producing regions across Europe, Israel, much of Latin America, China, and the United States. Representative issued US patent nos. 10,132,457 and 10,955,098 provide coverage of aspects of the Company’s foundational Opti-Skylight systems, and additional claim coverage is being pursued in a pending U.S. Continuation application.

●	Opti Patent Family 2 is entitled “Methods and devices for stimulating growth of grape vines, grape vine replants, or agricultural cash crops,” and covers the Company’s Opti-Grow and Shield technologies for improvement of growth of new plantings, for example grave vine replants. This patent family has a first filing date of 2017, and is expected to expire in 2038. Representative United States patent application no. 16/526,790 is pending before the USPTO. As with Family 1, the disclosure and pending claim scope are not limited to any specific crop or specific field application. This patent family is pending in a geography spanning major fruit producing regions across Europe, Israel, much of Latin America, South Africa, India, China, and the United States.

●	Opti Patent Family 3 is entitled “A light directing platform for a cultivar growing environment,” and covers the Company’s proprietary Internet of Things technology. This patent family has a first filing date of 2018, is expected to expire in 2039, and is pending in the United States (US 17/287,594), China, Europe, India, and Israel.

●	Opti Patent Family 4, filed in 2019, is entitled “Trellis Panels for Sunlight Delivery, Shoot Positioning, and Canopy Division” is expected to expire in 2040, covers Opti-Harvest’s Opti-Panel technologies, and is pending in Europe, Australia, New Zealand, Israel, much of Latin America (with an allowance having been issued in 2022 for Chile), South Africa, India, China, and the United States (17/571,937).

●	Opti Patent Family 5, filed in 2020, is entitled “Agricultural Data Integration and Analysis Platform,” is expected to expire in 2041, agricultural data integration and analysis platforms, and is pending internationally (PCT/US2020/044046).

We have also applied for trademark protection for OPTI-HARVEST in the United States, Brazil, Chile, China, Europe, Hong Kong, India, Israel, Mexico, Peru, and the United Kingdom.

We have also applied for protection of design features of our Opti-Skylight units in Europe (granted in 2022), China, and the United States.

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Manufacturing

Our products are all designed, and we expect to manufacture them in the United States, with the exception of some components and accessories used for mounting and installation related uses. We believe we have adequate manufacturing capabilities, including manufacturing facilities with whom we have established working relationships and consultants with expertise in our specific type of materials, design and production methods to meet industry demand.

Marketing

We plan to market our technology and products directly to commercial growers, commercial nurseries, vineyard and farm management firms and farmland asset managers. We intend to leverage the many existing relationships established during the testing and development of our products; to convert those collaborative partnerships into customer relationships and capitalize on the word of mouth and referral culture prevalent in farming communities. We will also be actively marketing through industry trade publications, conferences and Ag events.

Employees

We employed nine (9) full-time persons on December 31, 2022. We are not a party to any collective bargaining agreement.

We seek to create a workplace environment that fosters personal and business successes by offering training and development, which further assist our employees in meeting and exceeding our established standards of performance. Additionally, our employees work directly with our executive management team to address any internal concerns and continuously improve the ways in which we serve our employees and customers.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the installation and operation of any of our products in any jurisdiction, in which we would conduct activities. We do not believe that government regulation will have a material impact on the way we conduct our business.

Legal Proceedings

We are not currently a party to any legal proceedings. We may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in our estimation, we may record reserves in our financial statements for pending litigation and other claims.

Facilities

Our principal executive offices are located at 190 N. Canon Dr., Beverly Hills, California 90210. We sublease this location on a month-to-month agreement and our rent expense is $2,500 per month. We believe that our office is sufficient to meet our current needs and that suitable additional space will be available as and when needed on acceptable terms.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership, or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 190 N. Canon Dr., Beverly Hills, California 90210. We sublease this location on a month-to-month agreement and our rent expense is $2,500 per month.

As we expand, we will need to find suitable additional space, which we believe is available on commercially reasonable terms for Opti-Harvest, Inc. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

Between May 17, 2022 and December 8, 2022, the Company granted an aggregate of 169,650 restricted stock units (RSU) to its employees and executives pursuant to the Company’s 2022 Stock Incentive Plan, with an aggregate fair value of $750,000, based on the Company’s current private offering price. We made the offering pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

Between May 27, 2022 and December 28, 2022, we issued 565,044 shares of common stock, with a fair value of approximately $2,497,983, or $4.42 per share, to holders of our Senior Convertible Promissory Notes as consideration for modifying the terms of the Senior Convertible Promissory Notes. The offering was made pursuant to the exemption from registration provided by Rule 701, promulgated pursuant to Section 3(b) of the Securities Act.

Between June 2022 and September 2022, we offered and sold 366,445 shares of common stock to 12 accredited investors, at a purchase price of $4.42 per share, for aggregate proceeds of $1,620,005. The Company made the offering pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act, where each purchaser was an “accredited investor” within the meaning of Rule 501 of Regulation D.

In January and February 2023, we offered and sold approximately $200,000 of Convertible Promissory Notes and warrants to purchase 33,930 of common stock into which the notes are convertible. Each Warrant is exercisable at a price equal to 80% of our initial public offering price. The Company made the offering pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act, where each purchaser was an “accredited investor” within the meaning of Rule 501 of Regulation D.

Between January and April 2022, we sold approximately $335,000 of Convertible Promissory Notes (the “Notes”). The Lender shall have the right, but not the obligation, at any time to convert all, or any portion, of the outstanding principal balance of the Notes into shares of Common Stock at a conversion price equal to either (i) $3.00 per share, or (ii) the price at which shares of Common Stock are first sold to the public in a Qualified Public Offering. We shall issue 20,000 shares of common stock of the Company for each $100,000 invested by an Investor, provided, however, that if an Investor invests a sum of funds which does not round to $100,000, the Company shall issue to such Investor Shares on a pro rata basis, based on an issuance of 20,000 Shares for each $100,000 invested.

Market Information

Our common stock is not listed or quoted on any market or exchange. We intend to have our common stock listed on the Nasdaq Capital Market, although there can be no assurance that our common stock will be listed.

Holders

As of December 31, 2022, there were 417 holders of record of our common stock.

Dividends

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Securities Authorized for Issuance under Equity Compensation Plans

2016 Equity Incentive Plan

On June 20, 2016, we adopted our 2016 Equity Incentive Plan (the “2016 Plan”) allowing the issuance of 1,000,000 shares. On July 13, 2021, our Board of Directors increased the number of common shares authorized to be issued under the 2016 Plan to 7,000,000 shares. The 2016 Plan is for officers, employees, non-employee members of the Board of Directors, and consultants of the Company. The 2016 Plan authorizes the granting of not more than 7,000,000 restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. The 2016 Plan provided that stock options or SAR’s granted can be exercisable immediately as of the effective date of the applicable agreement, or in accordance with a schedule or performance criteria as may be set in the applicable agreement. The exercise price for non-qualified stock options or SAR’s would be the amount specified in the agreement, but shall not be less than the fair value of the Company’s common stock at the date of the grant. The maximum term of options and SARs granted under the 2016 Plan is ten years. As of December 31, 2020, no restricted shares, SAR’s, and incentive and non-qualified stock options to purchase shares of the Company’s common stock options had been issued. The 2016 Plan has expired.

During the year ended December 31, 2022, we granted a total of 33,930 stock options to an employee related to their employment agreement.

2022 Stock Incentive Plan

On May 17, 2022, the Company’s Board of Directors approved our 2022 Stock Incentive Plan (the “2022 Plan”). Pursuant to the terms of the 2022 Plan, the maximum number of shares of common stock available for the grant of awards under the 2022 Plan shall not exceed 15,000,000. The Plan is for officers, employees, non-employee members of the Board of Directors, and consultants of the Company. The Plan provides for the grant of options, restricted stock, restricted stock units, SAR’s, performance awards, other stock-based awards and dividend equivalents, or any combination of the foregoing.

During the year ended December 31, 2022, we granted a total of 471,627 stock options to our executive officers related to their employment agreements, as discussed below.

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2022.

Plan	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Category	(a)	(b)	I
Equity Compensation Plans (1)
Approved by Security Holders 2019 Plan	3,467,646	$3.10	14,358,723

(1) The only equity compensation plan approved by security holders is our 2022 Stock Incentive Plan. There are 15 million authorized shares under the 2022 Stock Incentive Plan.

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.00 million, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements, the related notes, and the other financial information included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this prospectus, particularly under “Risk Factors.” See also “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Business Overview

Opti-Harvest is an agricultural innovation company with products backed by a portfolio of patented and patent pending technologies focused on solving several critical challenges faced by agribusinesses: maximizing crop yield, accelerating crop growth, optimizing land and water resources, reducing labor costs and mitigating negative environmental impacts.

Our advanced agriculture technology (Opti-Filter™) and precision farming (Opti-View™) platforms, enable commercial growers and home gardeners to harness, optimize and better utilize sunlight, the planet’s most fundamental and renewable natural resource.

Our sustainable agricultural technology platform is powered by the sun. It maximizes a free and renewable resource with no need for additional chemicals or fertilizers.

From inception in 2016 through the present date, we have made substantial investments in building our intellectual property portfolio, developing, and optimizing our product designs, and conducting over 65 multi-year field trials to test and measure the effectiveness of our products. Based on our field trials and the positive feedback from our partners, we began commercializing our Opti-Gro and ChromaGro products in the first half of 2021, our Opti-Shield and Opti-Panel products late in the first half of 2022, and we plan to commercialize our Opti-Skylight products in the first half of 2023. Our Opti-View product is currently in our research and development phase with an anticipated commercial offering in the second half of 2023. We remain focused on developing new products and enhancing existing products.

With the recent commercialization of several of our products, we are making significant investments in sales and marketing, tooling to manufacture our products, and infrastructure investments to meet planned customer demand. We will also incur additional expenses generally associated with being a publicly traded company, including the cost of regulatory compliance, director fees, insurances, investor relations, upgraded systems, and enhanced internal controls.

Recent Trends - Market Conditions

During the period ended December 31, 2022, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

Although the U.S. economy continued to grow during the first half of 2022, the continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. We have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures to continue throughout the remainder of 2023.

Through December 31, 2022, the Company experienced elevated freight costs as a result of a higher transportation market as the capacity in the freight market has not kept up with demand. The Company believes these challenges will continue throughout the year. In addition, the Company experienced increases in the pricing of its raw materials and delays in procuring raw materials. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company anticipates a continued impact throughout 2023.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through December 31, 2022, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

We have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Our sales, operating expenses, and net loss from operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 were as follows (amounts are rounded to nearest thousands):

	For the Year Ended			Percentage
	December 31,			Change
	2022	2021	Change	Inc. (Dec.)

Revenues	$53,000	$40,000	$13,000	33%

Cost of revenues	515,000	102,000	413,000	405%
Gross loss	(462,000)	(62,000)	(400,000)	645%

Operating expenses
Selling, general and administrative expenses	8,060,000	6,591,000	1,469,000	22%
Research and development expenses	2,072,000	2,621,000	(549,000)	-21%
Impairment of rental equipment	98,000	-	98,000	100%
Total operating expenses	10,230,000	9,212,000	1,018,000	11%
Loss from operations	(10,692,000)	(9,274,000)	(1,418,000)	15%
Gain on forgiveness of SBA PPP loan	-	38,000	38,000	-100%
Financing costs	(2,497,000)	-	(2,497,000)	100%
Interest expense	(2,761,000)	(817,000)	(1,944,000)	238%
Net loss	$(15,950,000)	$(10,053,000)	$(5,897,000)	59%

Revenues

Our revenues were $53,000 and $40,000 for the years ended December 31, 2022 and 2021, respectively. Beginning in second half of 2022, we began offering our customers the option to rent our products for a monthly fee per unit, generating $26,000, or 49% of our revenues during the year ended December 31, 2022.

Cost of Revenues

Cost of revenues represent the cost to manufacture our products sold, depreciation expense related to our rental equipment sales, and changes in our inventory reserves. Cost of revenues was $515,000 and $102,000 for the years ended December 31, 2022 and 2021, respectively.

Operating Expenses

Operating expenses include selling, general and administrative expenses, research and development costs, and impairment of rental equipment costs.

Our selling, general and administrative expenses increased during the year ended December 31, 2022, as we continued transitioning our sole focus on research and development activities to include the commercializing of our products in 2022. We hired employees and retained consultants and advisors to provide sales and marketing expertise and invested in the required infrastructure to meet anticipated product demand. To that end, our selling, general and administrative expenses increased approximately $1.5 million to $8.1 million during the year ended December 31, 2022, compared to $6.6 million during the year ended December 31, 2021. The net increase of approximately $1.5 million in our selling, general and administrative expenses was from increased stock based compensation expense of approximately $1.1 million, increased salaries and benefit expense of $428,000, increased depreciation expense of $202,000, offset by decreased consulting and professional fees of $193,000, and decreased advertising expense $297,000. The remaining increase in selling, general and administrative expenses of approximately $188,000 during the year ended December 31, 2022, was across our remaining expense accounts to support our operations.

Research and development costs include advisors, consultants, software licensing, product design and development, data monitoring and collection, field trial installations, and travel related expenses. Research and development expenses decreased approximately $549,000 to $2.1 million during the year ended December 31, 2022, compared to $2.6 million for the year ended December 31, 2021. The decrease in research and development costs were primarily due to decreased field trial and product development costs, as compared to the prior year period.

Impairment of rental equipment cost was $98,000 during the year ended December 31, 2022. No similar costs were recorded in the prior year period.

Loss from Operations

Loss from operations increased to approximately $10.7 million for the year ended December 31, 2022, compared to $9.3 million for the year ended December 31, 2021. The increase in loss from operations was due to our increase in revenue offset by increased cost of revenue, increased stock based compensation costs, and increased operating expenses as discussed above.

Gain on Forgiveness of Debt

Gain on forgiveness of debt was $38,000 during the year ended December 31, 2021, representing a $38,000 gain on extinguishment of debt related to our SBA PPP loan. We had no similar expense during the year ended December 31, 2022.

Financing Costs

Financing costs was approximately $2.5 million during the year ended December 31, 2022, representing the fair value of common shares issued to extend the call date provision and the maturity date of our senior secured convertible notes. We had no similar expense during the year ended December 31, 2022.

Interest Expense

Interest expense increased $1.9 million to $2.8 million during the year ended December 31, 2022, compared to $817,000 for the year ended December 31, 2021. The increase in interest expense was a $1.6 million increased debt discount amortization compared to the prior year period, and an increase in interest expense of $322,000 due to an increase in debt balances as compared to the prior year period.

Net Loss

Net loss increased $5.9 million to $16.0 million during the year ended December 31, 2022, compared to $10.1 million for the year ended December 31, 2021. The increase in net loss was due to our increase in revenues, offset by increased cost of revenue, increased stock based compensation costs, increased operating expenses, and increased financing costs and interest expense, as discussed above.

Liquidity and Capital Resources

Since inception, our principal sources of liquidity have been cash provided by financing, including through the private placement of equity securities, and loans. Our principal uses of cash have been primarily for labor and outside services, development of new products and improvement of existing products, expansion of marketing efforts to promote our products and brand, and capital expenditures. We anticipate that additional expenditures will be necessary to develop and expand our assets before sufficient and consistent positive operating cash flows will be achieved, including sufficient cash flows to service existing liabilities and related interest.

With the recent commercialization of our products, we are making significant investments in sales and marketing, tooling to manufacture our products, and infrastructure investments to meet planned customer demand. We will also incur additional expenses generally associated with being a publicly traded company, including the cost of financial statement audits and reviews, compliance, director fees, insurance policies, investor relations, upgraded systems, and enhanced internal controls.

We believe, based on our current operating plan, that our current capital resources, along with the net proceeds from our initial public offering, if such offering is consummated, will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. However, our expected use of the net proceeds from our initial public offering described above represents our intentions based upon our current plans and business conditions. We cannot predict with certainty all of the particular uses for the net proceeds to be received upon the completion of our current public offering under Form S-1 or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual expenditures will depend on numerous factors, including the time and cost necessary to conduct our planned commercialization activities, the results of our planned field trials and other factors described in the section titled “Risk Factors” in this prospectus, as well as the amount of cash used in our operations and any unforeseen cash needs.

As further presented in our financial statements and related notes included in this prospectus, during the year ended December 31, 2022, we incurred a net loss of $16.0 million, used cash in operations of $4.5 million, and at December 31, 2022, had a stockholders’ deficit of approximately $4.5 million, and a negative working capital of approximately $5.6 million. In addition, during the fiscal year ended December 31, 2021, we incurred a net loss of $10.1 million, and used cash in operations of $5.3 million, and at December 31, 2021, we had a stockholders’ equity of approximately $1.2 million, and a negative working capital of $439,000. These factors raised substantial doubt about our ability to continue as a going concern, as noted by our independent registered public accounting firm in its report on our December 31, 2022 financial statements. We believe, based on our current operating plan, that our current capital resources will be sufficient for us to fund our operating expenses through June 30, 2023. Additional funds may be needed in order to continue production and operations, maintain profitability and to achieve our objectives.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to maintain revenues and generate profit from operations. During the year ended December 31, 2022, we raised approximately $1.6 million from the exercise of warrants, and we received proceeds of $1.6 million from a private placement transaction. During the fiscal year ended December 31, 2021, we received proceeds of $5.2 million from a private placement transaction and $3.0 million from the issuance of convertible debt. At December 31, 2022, we had cash on hand of approximately $172,000, and may not be able to generate sufficient funds from our future operations to meet our cash flow requirements.

At December 31, 2022, we had a negative working capital of approximately $5.6 million compared to a negative working capital deficit of $439,000 at December 31, 2021. The decrease in working capital was primarily to fund our net loss during the year ended December 31, 2022.

Loan Payable

On November 20, 2020, the Company financed the purchase of a vehicle for $40,000. The loan term is for 59 months, annual interest rate of 4.49%, with monthly principal and interest payments of $745, and secured by the purchased vehicle. The loan balance was $24,000 at December 31, 2022.

On January 20, 2022, the Company financed the purchase of a second vehicle for $49,000. The loan term is for 71 months, annual interest rate of 15.54%, with monthly principal and interest payments of $1,066, and secured by the purchased vehicle. The loan balance was $45,000 at December 31, 2022.

On February 21, 2023, the Company sold $225,000 of Unsecured Promissory Note (the “Note”) to Donald Danks, a former member of the Company’s Board of Directors. The Company received net proceeds of $180,000 after deducting an original issue discount of 20%, or $45,000, which was recorded as a debt discount. The note bears no interest and matures of March 21, 2023. If a Qualified Public Offering does not occur before the Initial Maturity Date, the outstanding principal amount of this Note, together with all accrued but unpaid interest thereon, shall be paid from funds from any offer and sale of Lender of equity or debt securities whereby Lender obtains gross cash proceeds in an amount not less than Five Hundred Thousand Dollars ($500,000). If a Qualified Public Offering does not occur before the Initial Maturity Date, this Note will accrue interest at a rate of twelve percent (12%) per annum. The Company may prepay the Note, or any portion outstanding, at any time and from time to time prior to Maturity Date without notice and without the payment of any premium, fee, or penalty.

Senior Convertible Notes Payable and Warrants

During the year ended December 31, 2021, the Company sold approximately $3,591,000 of Senior Convertible Promissory Notes (the “Notes”) and 2,437,012 warrants (the “Warrants”). The Company received net proceeds of $3,034,000 after deducting an original issue discount of 15%, or $539,000, and legal fees of $18,000, which was recorded as a debt discount. Each Warrant is exercisable at a price (the “Exercise Price”) equal to 115% of its initial public offering price, currently estimated to be $4.00 per share. The Company determined the fair value of the Warrants to be approximately $13.6 million of which the relative fair value of $2.5 million was allocated and recorded as a component of debt discount. The Company made principal payments of $100,000 during 2022, leaving a balance on the Notes at December 31, 2022 of $3,491,000.

The holder of the Warrants shall have the right to purchase up to the number of shares that equals the quotient obtained by dividing: (i) the Warrant Coverage Amount, by (ii) the Conversion Price. The “Warrant Coverage Amount” shall mean the amount obtained by multiplying: (A) one hundred percent (100%); by (B) aggregate principal amount of the Holder’s Note(s). The conversion price in effect on any Conversion Date shall be equal to 80% of the offering price per share of common stock in our initial public offering.

Each Note is convertible, in the sole discretion of the holder of the Note, into shares of our common stock at a purchase price equal to 80% of the offering price of the initial public offering price currently estimated to be $4.00 per share. In the event that the initial public offering is not consummated within 12 months of the date of this Note, then the Conversion Price shall be equal to 65% of the offering price per share of common stock in the initial public offering. In the event that the initial public offering is not consummated within 24 months of the date of this Note, then the Conversion Price shall be equal to 50% of the offering price per share of common stock in the initial public offering. Each Note, issued at an original issue discount of 15%, carries interest at a rate of 12% per annum, and any interest payable under the Note shall automatically accrue and be capitalized to the principal amount of the Note, and shall thereafter be deemed to be a part of the principal amount of the Note, unless such interest is paid in cash on or prior to the maturity date of the Note.

The Notes mature 12 months from the date of the Notes, provided, however, that noteholders have the right to call the Notes prior to maturity starting from the earlier of (i) the consummation of the first underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale by the Company of not less than $10 million of its equity securities, as a result of or following which common stock shall be listed on the Nasdaq Stock Market, and (ii) December 15, 2021. Additionally, each Warrant contains a cashless exercise provision, which is effective if the shares underlying the Warrant are not covered by a registration statement 6 months from the date of issuance of the Warrant. On May 16, 2022, the Company entered into an amendment to extend the right to call provision in its senior secured convertible notes from December 15, 2021 to September 15, 2022, in exchange for issuing its senior convertible note holders an aggregate of 138,098 shares of common stock with a fair value of approximately $609,000 at the date of grant, or $4.42 per common share. On September 30, 2022, the Company entered into a second amendment to extend the right to call provision in its senior secured convertible notes from September 15, 2022 to December 31, 2022, in exchange for issuing its senior convertible note holders an aggregate of 213,473 shares of common stock with a fair value of approximately $944,000 at the date of grant, or $4.42 per common share. On December 20, 2022, the Company entered into a third amendment to extend the right to call provision and the maturity date in its senior secured convertible notes from December 31, 2022 to June 30, 2023, in exchange for issuing its senior convertible note holders an aggregate of 213,473 shares of common stock with a fair value of approximately $944,000 at the date of grant, or $4.42 per common share.

The aggregate amount of approximately $2.5 million was recorded as a financing cost, a component of other expense, in the accompanying statements of operations during the year ended December 31, 2022.

The shares of common stock underlying the Notes and the Warrants are subject to registration rights, and such shares must be registered within 90 days after the effectiveness of the Company’s initial public offering. If the Company fails to register the shares within 90 days, the Company agreed to pay a penalty of a cash payment equal to 0.02857% of the principal amount and interest due and owing under any Note held by the Holder or that number shares of common stock of the Company equal 1% of the shares of common stock underlying any Note and Warrant held by the Holder, in total amount per week paid in, whichever is greater.

Each Note and Warrant holder has (i) the right of first refusal to purchase up to 20% of its pro rata share of new securities the that company offers, which right expires upon the consummation of an underwritten initial public offering by the Company or a change in control of the Company, and (ii) the right to be repaid any and all principal and interest due by the Company from any and all proceeds resulting from any sale of assets and any sale and issuance of debt or equity securities.

Convertible Promissory Notes and Warrants

In January 2023 and February 2023, the Company sold approximately $200,000 of Convertible Promissory Notes (the “Promissory Note”) and 33,930 warrants. In the event the Company consummates a Qualified Public Offering, each holder of the Promissory Note shall have the right, but not the obligation, at any time prior to the Maturity Date or earlier repayment of this Promissory Note, to convert all, or any portion, of the outstanding principal balance of this Promissory Note into shares of Common Stock at a conversion price equal to 80% of the price at which shares of Common Stock are first sold to the public in a Qualified Public Offering. Upon conversion, the Company will pay all accrued but unpaid interest on this Promissory Note in cash. Each Warrant is exercisable at a price equal to 80% of the price at which shares of Common Stock are first sold to the public in a Qualified Public Offering and expire on December 31, 2023.

The Promissory Note accrues interest at a rate of ten percent (10%) per annum, compounded annually, computed on the basis of actual number of days elapsed over a year of 365 days, until maturity or conversion. The outstanding principal amount of this Promissory Note, together with all accrued but unpaid interest thereon, shall be due and payable on the maturity date. Accrued but unpaid interest on the outstanding principal balance hereof shall be due and payable on the last day of each third calendar month during the term of this Promissory Note, commencing on date the Promissory Note was issued.

The Promissory Note shall be due and payable on the date that is 12 months from the date of the Promissory Note (the “Initial Maturity Date”); provided, however, that the Company may, at its option, extend such maturity date an additional six (6) months (such option, the “Extension Option” and such extended maturity date, (the “Extended Maturity Date”). The date on which this Promissory Note matures, whether the Initial Maturity Date or the Extended Maturity Date, is the “Maturity Date.” The Company may exercise its Extension Option by providing 14 days’ notice to Lender of its intent to extend the Maturity Date an additional six months.

The principal amount of this Promissory Note shall be subject to increase as follows:

(a) If a Qualified Public Offering does not occur before the Initial Maturity Date, the outstanding principal balance of this Promissory Note shall be increased by an amount equal to 10% of the outstanding principal balance of this Promissory Note on the Initial Maturity Date (the “Premium”).

(b) If the Company exercises its Extension Option and a Qualified Public Offering does not occur before the Extended Maturity Date, the outstanding principal balance due and payable to the Lender shall be increased by the Premium plus an additional 2.5% of the outstanding principal balance of the Promissory Note as of the Extended Maturity Date.

(c) As used in the Promissory Note, “Qualified Public Offering” means the issuance and sale of shares of comment stock, par value $0.0001 per share, of the Company (the “Common Stock”) to investors in an underwritten public offering or a direct listing by the Company of its Common Stock, in either case pursuant to an effective registration statement under the Securities Act of 1933, as amended.

The Company may prepay the Promissory Note, or any portion outstanding, at any time and from time to time prior to Maturity Date without notice and without the payment of any premium, fee, or penalty; provided, however, that if, at the time of such prepayment, a Qualified Public Offering has not occurred, the outstanding principal balance on the date of prepayment shall be increased by a portion of the Premium, adjusted to reflect the number of days elapsed between the date of the Promissory Note and the prepayment date.

Convertible Promissory Notes and Common Shares

Subsequent to December 31, 2022, we sold approximately $335,000 of Convertible Promissory Notes (the “Notes”). These Notes will accrue interest at a rate of twelve percent (12%) per annum, compounded annually, until maturity or conversion hereof. The interest payable hereunder shall automatically accrue and be capitalized to the principal amount of this Note (“PIK Interest”), and shall thereafter be deemed to be a part of the principal amount of this Note, unless such interest is paid in cash on or prior to the maturity date of the Notes. The Notes shall be due and payable on the date that is six (6) months from the date of the Notes (the “Initial Maturity Date”); provided, however, that the Company and Lender may, upon mutual written agreement, extend such maturity date an additional six (6) months (such extended maturity date, (the “Extended Maturity Date”). The Lender shall have the right, but not the obligation, at any time to convert all, or any portion, of the outstanding principal balance of the Notes into shares of Common Stock at a conversion price equal to either (i) $3.00 per share, or (ii) the price at which shares of Common Stock are first sold to the public in a Qualified Public Offering. The Company shall issue 20,000 shares of common stock of the Company for each $100,000 invested by an Investor, provided, however, that if an Investor invests a sum of funds which does not round to $100,000, the Company shall issue to such Investor Shares on a pro rata basis, based on an issuance of 20,000 Shares for each $100,000 invested. If the company enters into a subsequent financing with another individual or entity (a “Third Party”) on terms that are more favorable to the Third Party, the agreements between the company and the Investors shall be amended to include such better terms so long as the Notes are outstanding.

Lease Obligations

Our principal executive offices are located at 190 N. Canon Dr., Beverly Hills, California 90210. We sublease this location on a month-to-month agreement and our rent expense is $2,500 per month.

Earnout and Royalty Obligations

On April 7, 2017, we and DisperSolar LLC (the “Seller”), a California limited liability company, entered into a Patent Purchase Agreement (the “Agreement”) pursuant to which we acquired certain patents (intellectual property) of the Seller (see Note 7 of the accompanying financial statements). The Seller developed the patents for harvesting, transmission, spectral modification and delivery of sunlight to shaded areas of plants.

Under the Agreement, the Company agreed to pay the following for the acquisition of Seller’s intellectual property:

(i)	Initial Payment: $150,000 deposited into the Seller Account within 10 days of the Effective Date (the “Initial Payment”).

(ii)	Initial Milestone Payments: Additional payments in the aggregate combined amount up to $350,000 upon reaching defined milestones (the “Milestone Payments”), of which $50,000 was paid in 2017, $200,000 in 2018, and $100,000 in 2021.

(iii)	Earnout Payments: $800,000 paid on the on-going basis at a rate of 50% of gross margin and/or License Revenue from the date of the first commercial sale of a Covered Product or the first receipt by Purchaser of License Revenue, until the aggregate combined Gross Margin and License Revenue reach $1,600,000.

On December 6, 2018, we and Seller amended the Agreement by increasing the Milestone Payments from $350,000 to $450,000. The $100,000 increase in Milestone Payments was paid in 2019.

As of December 31, 2022, we had an $800,000 earnout obligation payable on the on-going basis at a rate of 50% of gross margin and/or license revenue from the date of the first commercial sale of a covered product or the first receipt by purchaser of license revenue, until the aggregate combined gross margin and license revenue reach $1.6 million.

We will pay to Seller royalties as follows:

(i)	Following the recognition by us of the first $1.6 million in aggregate combined gross margin and license revenue, and until we pay to Seller an aggregate amount in royalties of $30 million, we shall pay to Seller royalties on sales of covered products at a rate of 8% of gross margin.

(ii)	Once we paid to Seller an aggregate amount in royalties of $30 million, we shall pay to Seller royalties on sales of covered products at a rate of 4.75% of gross margin until the earlier of (x) such time as covered products are not covered by any claims of any assigned patent, and (y) the date of the consummation of a strategic transaction.

During the years ended December 31, 2022 and 2021, and as of the date of this prospectus, the Company recorded no earnout or royalty payment obligations as no gross margin was realized.

We will pay to Seller 7.6% of all License Consideration received by us until the date of the consummation of a Strategic Transaction. “Strategic Transaction” means a transaction or a series of related transactions that results in an acquisition of the Company by a third party, including by way of merger, purchase of capital stock or purchase of assets or change of control or otherwise.

Strategic Transaction Consideration. “Strategic Transaction Consideration” means any cash consideration and the fair market value of any non-cash consideration paid to we by any acquirer as consideration for the Strategic Transaction, less the costs and expenses incurred by Purchaser for the purpose of consummating the Strategic Transaction. The Company will pay to Seller a percentage of all License Consideration received by Purchaser as follows:

(i)	3.8% of the first $50 million of the Strategic Transaction Consideration;

(ii)	5.7% of the next $100 million of the Strategic Transaction Consideration (i.e. over $50 million and up to $150 million);

(iii)	7.6% of Strategic Transaction Consideration over $150 million.

Both our Chief Science Officer, Yosepha Shahak Ravid, and our Chief Technology Officer, Nicholas Booth, we employed by us on July 1, 2021, and are control persons of DisperSolar and named inventors of the acquired patents we acquired from DisperSolar under our Patent Purchase Agreement with DisperSolar.

On July 5, 2019, we and Nicholas Booth (“Mr. Booth”) entered into a royalty agreement.

The Company will pay Mr. Booth a percentage of all license consideration received by us as follows:

(0) Once we paid to DisperSolar an aggregate amount in royalties of $30 million under the Agreement, we will pay to Mr. Booth a percentage of all royalties on sales of covered products at a rate of 0.25% of gross margin until the earlier of (x) such time as covered products are not covered by any claims of any assigned patent, and (y) the date of the consummation of a strategic transaction.

(b) Opti-Harvest will pay to Mr. Booth a percentage of all license consideration received by purchaser on the same terms as payable by us to DisperSolar under the Agreement, except that the percentages of license consideration due to Mr. Booth shall be as follows:

(a)	0.4% of all license consideration received by us until the date of consummation of a strategic transaction;

(b)	0.2% of the first $50 million of the strategic transaction consideration;

(c)	0.3% of the next $100 million of the strategic transaction consideration (i.e. over $50 million and up to $150 million); and

(d)	0.4% of strategic transaction consideration over $150 million.

During the years ended December 31, 2022 and 2021, the Company recorded no earnout or royalty payment obligations as no gross margin was realized.

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to inventories, income taxes, accounts receivable allowance, fair value derivatives, and reserve for warranty claims. We base our estimates on historical experience, performance metrics and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions. We apply the following critical accounting policies in the preparation of our financial statements:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in the determination of our liquidity.

Revenue Recognition

We recognize revenue in accordance with two different Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) standards: 1) Topic 606 and 2) Topic 842.

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

We do not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time.

All of our products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

We do not allow for returns, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Under Topic 842, Leases, we account for owned equipment rental contracts as operating leases. We recognize revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract generally includes rates for monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, we record unbilled rental revenues and deferred rental revenues at the end of reporting periods so rental revenues earned is appropriately stated for the periods presented. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. In some cases, a rental contract may contain a rental purchase option, whereby the customer has an option to purchase the rented equipment at the end of the term for a specified price. Revenues related to the rental contract will be accounted for as an operating lease as the option to purchase is not reasonably certain to be exercised. Lessees do not provide residual value guarantees on rented equipment.

Rental Equipment

The rental equipment we purchase is stated at cost and is depreciated over the estimated useful life of the equipment using the straight-line method and is included in rental depreciation within the consolidated statements of operations. Estimated useful lives vary based upon type of equipment. Generally, we depreciate our products over a three-year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives and any salvage value assigned to rental equipment.

Stock Compensation Expense

We periodically issue stock options to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. We recognize the fair value of stock-based compensation within our Statements of Operations with classification depending on the nature of the services rendered.

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. As of December 31, 2022 and prior, we were a private company and lacked company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the agriculture technology industry with characteristics similar to us. The expected term of the stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

We estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require our judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which we sold common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to our common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 2 to the accompanying financial statements.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2022, the Company recorded an operating loss of $10.7 million, used cash in operations of $4.5 million, and had a stockholders’ deficit of $4.5 million at December 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued.

The ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At December 31, 2022, we had cash on hand in the amount of $172,000. Subsequent to December 31, 2022, we received proceeds of $715,000 on the sale of promissory notes and proceeds of $114,000 on the exercise of warrants (see Note 12 of the accompanying financial statements). The Company believes it has enough cash to sustain operations through June 30, 2023. Our continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case or equity financing.

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Years Ended December 31,
	2022	2021

Net cash provided by (used in):
Operating activities	$(4,464,000)	$(5,303,000)
Investing activities	(278,000)	(1,371,000)
Financing activities	3,199,000	7,986,000
Net increase (decrease) in cash	$(1,543,000)	$1,312,000

Net cash used in operating activities for the year ended December 31, 2022 totaled $4.5 million, compared to net cash used in operating activities for the year ended December 31, 2021 of $5.3 million. The decrease in net cash used in operations for the year ended December 31, 2022 was primarily to fund our increase in net loss, offset primarily by $2.3 million amortization of debt discount, $2.5 million of financing costs, and $1.1 million of increased stock based compensation. Net cash used in operating activities for the year ended December 31, 2021 totaled $5.3 million, compared to net cash used in operating activities for the year ended December 31, 2020 of $2.5 million. The increase in net cash used in operations for the year ended December 31, 2021 was primarily to fund our net loss, offset by $713,000 amortization of debt discount and $1.7 million of increased stock based.

Net cash used in investing activities was approximately $278,000 for the year ended December 31, 2022, compared to $1.4 million net cash used in investing activities for the year ended December 31, 2021, and was for the purchase of property and equipment and rental equipment.

Net cash provided by financing activities for the year ended December 31, 2022 was approximately $3.2 million, which included proceeds of $1.6 million on the exercise of warrants, proceeds of approximately $1.6 million received in the private placement of common stock, changes in our deferred offering costs of $134,000, offset by the repayment of convertible notes of $100,000, and repayments of $13,000 of a loan payable. Net cash provided by financing activities for the year ended December 31, 2021 was $8.0 million, and included proceeds of $5.2 million received in the private placement of common stock, proceeds of $3.0 million on our issuing convertible notes, offset by deferred offering costs of $186,000, a $100,000 payment of our patent purchase obligation, and repayments of $7,000 of a loan payable.

Off-Balance Sheet Arrangements

At December 31, 2022 and December 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors

Opti-Harvest, Inc.

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Opti-Harvest, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced a net loss and utilized cash from operations during the year ended December 31, 2022 and has a shareholders’ deficit as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 17, 2023

We have served as the Company’s auditor since 2021.

OPTI-HARVEST, INC.

BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash	$172,000	$1,715,000
Accounts receivable	1,000	18,000
Prepaid expense and other current assets	101,000	87,000
Total Current Assets	274,000	1,820,000

Rental equipment, net of accumulated depreciation of $26,000 and $0, respectively	104,000	-
Property and equipment, net of accumulated depreciation of $1,078,000 and $577,000, respectively	1,033,000	1,158,000
Vendor deposits	-	277,000
Deferred offering costs	52,000	186,000
Total Assets	$1,463,000	$3,441,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,263,000	$986,000
Deferred revenue	68,000	-
Convertible notes payable, net of debt discount of $0 and $2,326,000, respectively	3,491,000	1,265,000
Current portion of loan payable	13,000	8,000
Total Current Liabilities	5,835,000	2,259,000

Loan payable, less current portion	56,000	25,000
Deferred revenue, less current portion	36,000	-
Total Liabilities	5,927,000	2,284,000

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 1 share of Series A issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,799,730 and 21,990,132 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,000	2,000
Additional paid-in-capital	30,674,000	20,345,000
Accumulated deficit	(35,140,000)	(19,190,000)
Total Shareholders’ Equity (Deficit)	(4,464,000)	1,157,000

Total Liabilities and Shareholders’ Equity (Deficit)	$1,463,000	$3,441,000

The accompanying notes are an integral part of these financial statements.

OPTI-HARVEST, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022 and 2021

(Amounts rounded to nearest thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021

Revenues
Equipment rentals	$26,000	$-
Product sales	27,000	40,000
Total revenues	53,000	40,000

Cost of revenues
Rental depreciation	26,000	-
Product sales	489,000	102,000
Total cost of revenues	515,000	102,000
Gross loss	(462,000)	(62,000)

Operating expenses:
Selling, general and administrative expense	8,060,000	6,591,000
Research and development expense	2,072,000	2,621,000
Impairment of rental equipment	98,000	-
Total operating expenses	10,230,000	9,212,000

Loss from operations	(10,692,000)	(9,274,000)

Other income and (expenses)
Gain on forgiveness of SBA PPP loan	-	38,000
Financing costs	(2,497,000)	-
Interest expense	(2,761,000)	(817,000)
Total other income (expense)	(5,258,000)	(779,000)

Net Loss	$(15,950,000)	$(10,053,000)

Loss per share – basic and diluted	$(0.70)	$(0.48)

Weighted average number of shares outstanding – basic and diluted	22,803,125	21,016,687

The accompanying notes are an integral part of these financial statements.

OPTI-HARVEST, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

(Amount rounded to nearest thousands, except share amount)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	19,649,649	$2,000	1	$-	$9,106,000	$(9,137,000)	$(29,000)
Fair value of vested options and warrants issued for services					1,768,000		1,768,000
Fair value of warrants recorded as debt discount	-				2,482,000		2,482,000
Fair value of common shares issued for services	577,820				1,744,000		1,744,000
Common shares and warrants issued in private offerings	1,762,663	-		-	5,245,000	-	5,245,000
Net Loss						(10,053,000)	(10,053,000)
Balance, December 31, 2021	21,990,132	2,000	1	-	20,345,000	(19,190,000)	1,157,000
Fair value of vested options and warrants issued for services		-		-	2,721,000		2,721,000
Fair value of vested restricted stock units		-		-	388,000		388,000
Fair value of common shares issued for services	349,479	-		-	1,545,000		1,545,000
Fair value of common shares issued for financing costs	565,044	-		-	2,497,000		2,497,000
Common shares issued upon exercise of warrants	528,630	-		-	1,558,000	-	1,558,000
Common shares issued in private offerings	366,445	-		-	1,620,000	-	1,620,000
Net Loss						(15,950,000)	(15,950,000)
Balance, December 31, 2022	23,799,730	$2,000	1	$-	$30,674,000	$(35,140,000)	$(4,464,000)

The accompanying notes are an integral part of these financial statements.

OPTI-HARVEST, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

(Amounts rounded to nearest thousands)

	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(15,950,000)	$(10,053,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	501,000	299,000
Depreciation of rental equipment	26,000	-
Change in inventory reserves	432,000	60,000
Impairment of rental equipment	98,000	-
Amortization of debt discount	2,326,000	713,000
Financing costs	2,497,000	-
Fair value of common stock issued for services	1,545,000	1,744,000
Fair value of vested options and warrants	2,721,000	1,768,000
Fair value of vested restricted stock units	388,000	-
Gain on forgiveness of SBA PPP loan	-	(38,000)
Changes in operating assets and liabilities
Accounts receivable	17,000	(17,000)
Inventory	(432,000)	(60,000)
Prepaid expenses and other current assets	87,000	(87,000)
Accounts payable and accrued expenses	1,176,000	368,000
Deferred revenues	104,000	-
Net cash used in operating activities	(4,464,000)	(5,303,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(50,000)	(20,000)
Purchase of rental equipment	(228,000)	-
Deposits on purchase of equipment	-	(1,351,000)
Net cash used in investing activities	(278,000)	(1,371,000)

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,620,000	5,245,000
Proceeds from exercise of warrants	1,558,000	-
Proceeds from convertible notes payable	-	3,034,000
Deferred offering costs	134,000	(186,000)
Repayment of convertible notes	(100,000)	-
Repayment of loans payable	(13,000)	(7,000)
Repayment of patent purchase obligation	-	(100,000)
Net cash provided by financing activities	3,199,000	7,986,000

Net increase (decrease) in cash	(1,543,000)	1,312,000
Cash beginning of period	1,715,000	403,000
Cash end of period	$172,000	$1,715,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,000	$3,000
Cash paid for income taxes	$-	$-

Noncash financing and investing activities:
Fair value of warrants recorded as a debt discount	$-	$2,482,000
Reclassification of vendor deposits to property and equipment	$247,000	$-
Reclassification of vendor deposits to inventory	$30,000	$-
Issuance of loan payable for vehicle purchase	$49,000	$40,000
Issuance of non-cancellable payable for insurance policy	$101,000	$-

The accompanying notes are an integral part of these financial statements.

OPTI-HARVEST, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Amounts rounded to nearest thousands, except share and per share amounts)

Note 1 – Operations and Liquidity

Opti-Harvest, Inc. (“Opti-Harvest” or “the Company”) is an agricultural innovation company with products backed by a portfolio of patented and patent pending technologies focused on solving several critical challenges faced by agribusinesses: maximizing crop yield, accelerating crop growth, optimizing land and water resources, reducing labor costs and mitigating negative environmental impacts.

Our advanced agriculture technology (Opti-Filter™) and precision farming (Opti-View™) platforms, enable commercial growers and home gardeners to harness, optimize and better utilize sunlight, the planet’s most fundamental and renewable natural resource.

Our sustainable agricultural technology platform is powered by the sun. It maximizes a free and renewable resource with no need for additional chemicals or fertilizers.

Opti-Harvest was formed in the State of Delaware on June 20, 2016. Our principal executive offices are located at 1801 Century Park East, Suite 520, Los Angeles, California 90067. Our website address is www.opti-harvest.com.

Effective on February 22, 2022, the Board of Directors and stockholders have approved resolutions authorizing a reverse stock split of the outstanding shares of the Company’s common stock on the basis of 0.6786 shares for every one share of common stock. All shares and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

COVID-19 Considerations

During the years ended December 31, 2022 and 2021, the COVID-19 pandemic did not have a material net impact on the Company’s operating results. In the future, the pandemic may cause reduced demand for the Company’s products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

The Company’s ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on its ability to protect its employees and its supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect its employees. Since the onset of the COVID-19 pandemic, the Company maintained the consistency of its operations. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to its workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact the Company’s operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2022, the Company recorded a net loss of $16.0 million, used cash in operations of $4.5 million, and had a stockholders’ deficit balance of $4.5 million at December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2022, the Company had cash on hand in the amount of $172,000. Subsequent to December 31, 2022, we received proceeds of $715,000 on the sale of promissory notes and proceeds of $114,000 on the exercise of warrants (see Note 12). The Company believes it has enough cash to sustain operations through June 30, 2023. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Note 2 – Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include depreciable lives of rental equipment and property and equipment, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in the determination of the Company’s liquidity.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2022, the Company recorded a reserve for slow moving and potentially obsolete inventory of $432,000.

Rental Equipment

The rental equipment we purchase is stated at cost and is depreciated over the estimated useful life of the equipment using the straight-line method and is included in rental depreciation within the consolidated statements of operations. Estimated useful lives vary based upon type of equipment. Generally, we depreciate our products over a three-year estimated useful life. We periodically evaluate the appropriateness of remaining depreciable lives and any salvage value assigned to rental equipment. During the year ended December 31, 2022, the Company determined its rental equipment was impaired and recorded an impairment charge of $98,000.

Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Property and Equipment Type	Years of Depreciation
Tool and Molds	2-3 years
Vehicle	5 years
Office equipment	3 years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2022 and 2021, the Company determined there were no indicators of impairment of its property and equipment.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and underwriters’ fees incurred related to equity financing. These offering costs are deferred and then charged against the gross proceeds received once the equity financing occurs or are charged to expense if the financing does not occur.

Revenue Recognition

The Company recognizes revenue in accordance with two different Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) standards: 1) Topic 606 and 2) Topic 842.

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time.

All of the Company’s products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company does not allow for returns, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Under Topic 842, Leases, the Company accounts for owned equipment rental contracts as operating leases. We recognize revenue from equipment rentals in the period earned, regardless of the timing of billing to customers. A rental contract generally includes rates for monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding. Because the rental contracts can extend across multiple reporting periods, we record unbilled rental revenues and deferred rental revenues at the end of reporting periods so rental revenues earned is appropriately stated for the periods presented. The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. In some cases, a rental contract may contain a rental purchase option, whereby the customer has an option to purchase the rented equipment at the end of the term for a specified price. Revenues related to the rental contract will be accounted for as an operating lease as the option to purchase is not reasonably certain to be exercised. Lessees do not provide residual value guarantees on rented equipment.

The Company recently began offering rental contracts as an option to its customers under operating leases. The material terms of the Company’s current rental agreements include a rental period duration between twelve to twenty-four (24) months, with an option to extend for an additional twelve to twenty-four (24) months. There are no minimum purchase commitments, and some rental contracts contain an option to purchase the rented equipment at the end of the term for a specified price. The Company currently requires its customers to pay in advance for the full rental period within the first ninety days of the rental contract period.

As of December 31, 2022, future operating lease income and future lease payments to be received from equipment rentals are as follows:

Years Ending December 31,	Future Operating Lease Income	Future Lease Payments
2023	$68,000	$-
2024	36,000	-
Total	$104,000	$-

Receivables and contract assets and liabilities

The Company manages credit risk associated with its accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 842.

The Company believes the concentration of credit risk with respect to its receivables is limited given the size and creditworthiness of its current customer base. As of December 31, 2022, the Company had accounts receivable from one customer which comprised 100% of its accounts receivable. As of December 31, 2021, the Company had accounts receivable from one customer which comprised 100% of its accounts receivable. No other customers exceeded 10% of accounts receivable in either period. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

Pursuant to Topic 842 and Topic 326 for rental and non-rental receivables, respectively, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. At December 31, 2022, the Company had no exposure to doubtful accounts is in our rental operations, which as discussed above is accounted for under Topic 842 and represents 49% of our total revenues and 0% of our receivables. The Company determined that no allowance for doubtful accounts was required as of December 31, 2022 and December 31, 2021. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by the credit worthiness of our current customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. The Company has recorded no bad debt expense for the years ended December 31, 2022 and 2021, respectively.

The Company does not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers more than recognizable revenue. We did not recognize material revenues during the year ended December 31, 2022 and 2021 that was included in our deferred revenue balance as of the beginning of such periods.

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the years ended December 31, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2022	December 31, 2021
Warrants	4,118,668	4,464,075
Options	3,467,646	2,996,019
Senior convertible notes	1,546,120	769,240
Restricted stock units	169,650	-
Series A Preferred	1	1
Total	9,302,085	8,229,335

Stock Compensation Expense

The Company periodically issues stock options to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was a private company as of December 31, 2022 and prior and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the agriculture technology industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

During the year ended December 31, 2022 and 2021, common shares of the Company were not publicly traded. As such, during the period, the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2022 and 2021.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Research and Development

Research and development costs include advisors, consultants, legal, software licensing, product design and development, data monitoring and collection, field trial installations, and travel related expenses. Research and development costs are expensed as incurred. During the years ended December 31, 2022 and 2021, research and development costs were approximately $2.1 million and $2.6 million, respectively.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its financial assets and liabilities and measures these assets on a recurring basis. Financial assets recorded at fair value are categorized by the level of subjectivity associated with the inputs used to measure their fair value. ASC 820 defines the following levels of subjectivity associated with the inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued liabilities, and patent purchase obligation approximate their fair values because of the short maturity of these instruments. The carrying values of loan and convertible notes payables approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

Recent Accounting Pronouncements

In In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Concentration Risks

Cash includes cash on hand and cash in banks and are reported as “Cash” in the balance sheets. The balance of cash on hand is not insured by the Federal Deposit Insurance Corporation. The balance of cash in banks is insured by the Federal Deposit Insurance Corporation for up to $250,000.

Net Sales. The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. Two customers accounted for 43% and 10% of the Company’s sales during the year ended December 31, 2022. One customer accounted for 45% of the Company’s sales during the year ended December 31, 2021. No other customers accounted for sales in excess of 10% for the years ended December 31, 2022 and 2021.

Accounts receivable. As of December 31, 2022, the Company had accounts receivable from one customer which comprised 100% of its accounts receivable. As of December 31, 2021, the Company had accounts receivable from one customer which comprised 100% of its accounts receivable. No other customers exceeded 10% of accounts receivable in either period.

Accounts payable. As of December 31, 2022, the Company’s had two vendors which comprised 53% and 13% of total accounts payable. As of December 31, 2021, the Company’s had two vendors which comprised 73% and 13% of total accounts payable. No other vendors exceeded 10% of gross accounts payable in either period.

Vendors. The Company’s uses two vendors to manufacture its products available for sale, inventory, and our products used in field trials for research and development purposes.

Segment Reporting

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Note 3 – Inventory

Inventory, which is comprised of finished product, is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	December 31, 2022		December 31, 2021
Raw material		$84,000		$-
Finished goods		348,000		-
	432,000		-
Reserve for obsolescence		(432,000)		-
Total inventory		$-		$-

During the year ended December 31, 2022, the Company recorded a reserve for slow moving and potentially obsolete inventory of $432,000, which is included in cost of goods sold in the accompanying statement of operations.

Note 4 – Rental Equipment

Rental equipment includes the Company’s Opti-Gro, Opti-Shields, and Opti-Panel product lines which are being lease to customers under operating leases. Rental equipment is comprised of the following:

	December 31, 2022	December 31, 2021
Rental equipment	$130,000	$-
Accumulated depreciation	(26,000)	-
Net book value	$104,000	$-

Depreciation expense for the year ended December 31, 2022 and 2021 was $26,000 and $0, respectively. During the year ended December 31, 2022, the Company determined its rental equipment was impaired and recorded an impairment charge of $98,000.

Note 5 – Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2022	December 31, 2021
Tools and molds	$1,990,000	$1,682,000
Computer equipment	8,000	8,000
Vehicles	113,000	45,000
Total cost	2,111,000	1,735,000
Accumulated depreciation	(1,078,000)	(577,000)
Net book value	$1,033,000	$1,158,000

Depreciation expense for the years ended December 31, 2022 and 2021, was $501,000 and $299,000, respectively. During the years ended December 31, 2022 and 2021, the Company financed the purchase of a vehicle for $49,000 and $40,000, respectively (see Note 7). During the year ended December 31, 2022, the Company reclassified $247,000 from vendor deposits to property and equipment.

Note 6 – Senior Convertible Notes Payable and Warrants

Senior convertible notes payable is comprised of the following:

	December 31, 2022	December 31, 2021
Senior convertible notes payable	$3,491,000	$3,591,000
Less debt discount	-	(2,326,000)
Total senior convertible notes payable, net	$3,491,000	$1,265,000

During the year ended December 31, 2021, the Company sold approximately $3,591,000 of Senior Convertible Promissory Notes (the “Notes”) and 2,437,012 warrants (the “Warrants”). The Company received net proceeds of $3,034,000 after deducting an original issue discount of 15%, or $539,000, and legal fees of $18,000, which was recorded as a debt discount. Each Warrant is exercisable at a price (the “Exercise Price”) equal to 115% of its initial public offering price, currently estimated to be $4.00 per share. The Company determined the fair value of the Warrants to be approximately $13.6 million of which the relative fair value of $2.5 million was allocated and recorded as a component of debt discount. The Company made principal payments of $100,000 during 2022, leaving a balance on the Notes at December 31, 2022 of $3,491,000.

The holder of the Warrants shall have the right to purchase up to the number of shares that equals the quotient obtained by dividing: (i) the Warrant Coverage Amount, by (ii) the Conversion Price. The “Warrant Coverage Amount” shall mean the amount obtained by multiplying: (A) one hundred percent (100%); by (B) aggregate principal amount of the Holder’s Note(s). The conversion price in effect on any Conversion Date shall be equal to 80% of the offering price per share of common stock in our initial public offering.

Each Note is convertible, in the sole discretion of the holder of the Note, into shares of our common stock at a purchase price equal to 80% of the offering price of the initial public offering price currently estimated to be $4.00 per share. In the event that the initial public offering is not consummated within 12 months of the date of this Note, then the Conversion Price shall be equal to 65% of the offering price per share of common stock in the initial public offering. In the event that the initial public offering is not consummated within 24 months of the date of this Note, then the Conversion Price shall be equal to 50% of the offering price per share of common stock in the initial public offering. Each Note, issued at an original issue discount of 15%, carries interest at a rate of 12% per annum, and any interest payable under the Note shall automatically accrue and be capitalized to the principal amount of the Note, and shall thereafter be deemed to be a part of the principal amount of the Note, unless such interest is paid in cash on or prior to the maturity date of the Note.

The Notes mature 12 months from the date of the Notes, provided, however, that noteholders have the right to call the Notes prior to maturity starting from the earlier of (i) the consummation of the first underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale by the Company of not less than $10 million of its equity securities, as a result of or following which common stock shall be listed on the Nasdaq Stock Market, and (ii) December 15, 2021. Additionally, each Warrant contains a cashless exercise provision, which is effective if the shares underlying the Warrant are not covered by a registration statement 6 months from the date of issuance of the Warrant. On May 16, 2022, the Company entered into an amendment to extend the right to call provision in its senior secured convertible notes from December 15, 2021 to September 15, 2022, in exchange for issuing its senior convertible note holders an aggregate of 138,098 shares of common stock with a fair value of approximately $609,000 at the date of grant, or $4.42 per common share. On September 30, 2022, the Company entered into a second amendment to extend the right to call provision in its senior secured convertible notes from September 15, 2022 to December 31, 2022, in exchange for issuing its senior convertible note holders an aggregate of 213,473 shares of common stock with a fair value of approximately $944,000 at the date of grant, or $4.42 per common share. On December 20, 2022, the Company entered into a third amendment to extend the right to call provision and the maturity date in its senior secured convertible notes from December 31, 2022 to June 30, 2023, in exchange for issuing its senior convertible note holders an aggregate of 213,473 shares of common stock with a fair value of approximately $944,000 at the date of grant, or $4.42 per common share.

The aggregate amount of approximately $2.5 million was recorded as a financing cost, a component of other expense, in the accompanying statements of operations during the year ended December 31, 2022.

The shares of common stock underlying the Notes and the Warrants are subject to registration rights, and such shares must be registered within 90 days after the effectiveness of the Company’s initial public offering. If the Company fails to register the shares within 90 days, the Company agreed to pay a penalty of a cash payment equal to 0.02857% of the principal amount and interest due and owing under any Note held by the Holder or that number shares of common stock of the Company equal 1% of the shares of common stock underlying any Note and Warrant held by the Holder, in total amount per week paid in, whichever is greater.

Each Note and Warrant holder has (i) the right of first refusal to purchase up to 20% of its pro rata share of new securities the that company offers, which right expires upon the consummation of an underwritten initial public offering by the Company or a change in control of the Company, and (ii) the right to be repaid any and all principal and interest due by the Company from any and all proceeds resulting from any sale of assets and any sale and issuance of debt or equity securities.

The total of the original issue discount of $539,000, legal fees of $18,000, and the allocated relative fair value of warrants issued of $2.5 million, or an aggregate of $3.0 million, were capitalized and recorded as a debt discount in 2021 and are amortized over the remaining life of the Notes. The unamortized debt discount balance was $2.3 million as of December 31, 2021. Amortization of debt discount was approximately $2.3 million for the year ended December 31, 2022, which was recorded as a component of interest expense in the accompanying statement of operations, leaving no remaining unamortized debt discount balance at December 31, 2022.

The accrued interest balance was $101,000 at December 31, 2021. During the year ended December 31, 2022, the Company added $428,000 of accrued interest, leaving an accrued interest balance of $529,000 at December 31, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying balance sheets.

As of December 31, 2022, approximately 1,546,120 shares of common stock were potentially issuable under the conversion terms of the Notes.

Note 7 – Note Payable

Loans payable is comprised of the following:

	December 31, 2022	December 31, 2021
Loans payable	$69,000	$33,000
Less current portion	(13,000)	(8,000)
Noncurrent portion	$56,000	$25,000

On November 20, 2020, the Company financed the purchase of a vehicle for $40,000. The loan term is for 59 months, annual interest rate of 4.49%, with monthly principal and interest payments of $745, and secured by the purchased vehicle. The loan balance was $40,000 at December 31, 2020. During the twelve months ended December 31, 2021, the Company made principal payments of $7,000, leaving a loan balance of $33,000 at December 31, 2021. During the twelve months ended December 31, 2022, the Company made principal payments of $9,000, leaving a loan balance of $24,000 at December 31, 2022, of which $8,000 was recorded as the current portion of loan payable on the accompanying balance sheet.

On January 20, 2022, the Company financed the purchase of a second vehicle for $49,000. The loan term is for 71 months, annual interest rate of 15.54%, with monthly principal and interest payments of $1,066, and secured by the purchased vehicle. During the year December 31, 2022, the Company made principal payments of $4,000, leaving a loan balance of $45,000 at December 31, 2022, of which $5,000 was recorded as the current portion of loan payable on the accompanying balance sheet.

Note 8 – Shareholders’ Equity

The following description summarizes the material terms of our capital stock.

Our authorized capital stock consists of 100,000,000 shares of common stock, $0.0001 par value, and 1,000,000 shares of preferred stock, 1 share of which is designated as Series A preferred stock, $0.0001 par value. The rights, preferences and privileges of preferred stock may be designated from time to time by our board of directors. As of December 31, 2022, there were 23,799,730 shares of our common stock issued and outstanding and one (1) share of Series A preferred stock issued and outstanding. The one (1) share of Series A preferred stock is held by Jonathan Destler, our former Chief Executive Officer and current Founder and Head of Corporate Development.

Undesignated Preferred Stock

Under the terms of our Certificate of Incorporation, our board of directors is authorized to issue shares of our undesignated preferred stock in one or more series without stockholder approval. Our board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

The purpose of authorizing our board of directors to issue preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of preferred stock, while providing flexibility in connection with possible future acquisitions and other corporate purposes, will affect, and may adversely affect, the rights of holders of common stock. It is not possible to state the actual effect of the issuance of any shares of preferred stock on the rights of holders of common stock until our board of directors determines the specific rights attached to that preferred stock. The effects of issuing preferred stock could include one or more of the following:

●	restricting dividends on the common stock;

●	diluting the voting power of the common stock;

●	impairing the liquidation rights of the common stock; or

●	delaying or preventing changes in control or management of our company.

Once our board of directors approves the rights and preferences for a series of preferred stock, we will file a Certificate of Designation for such series of preferred stock with the Delaware Secretary of State formally establishing such rights and preferences.

Series A Preferred Stock; Common Stock

Voting

Except as set forth below, each holder of Series A preferred stock has the same rights as holders of common stock and shall be entitled to notice of any stockholders’ meeting. They shall also be entitled to vote with the holders of common stock, and not as a separate class, except as may otherwise be required by law. Except as set forth below, each stockholder shall be entitled to one (1) vote for each share of stock outstanding. Except as set forth below or otherwise provided by the law of the State of Delaware, any corporate action to be taken shall be authorized by a majority of the votes cast by the stockholders. There are no cumulative rights to voting.

Each share of Series A preferred stock is entitled to the number of votes equal to 110% of the number of votes of the common stock issued and outstanding.

Additionally, for as long as any shares of Series A preferred stock are outstanding, the holders of Series A preferred stock shall be entitled to elect one director, or the Series A Director.

Protective Provisions

For as long as any shares of Series A preferred stock are outstanding, we must obtain the approval of at least a majority of the holders of the outstanding shares of preferred stock, voting as a separate class, to:

●	Amend our articles of incorporation or, unless approved by our board of directors, including by the Series A Director, amend our bylaws;

●	Change or modify the rights, preferences or other terms of the Series A preferred stock, or increase or decrease the number of authorized shares of Series A preferred stock;

●	Reclassify or recapitalize any outstanding equity securities, or, unless approved by our board of directors, including by the Series A Director, authorize or issue, or undertake an obligation to authorize or issue, any equity securities or any debt securities convertible into or exercisable for any equity securities (other than the issuance of stock-options or securities under any employee option or benefit plan);

●	Authorize or effect any transaction constituting a Deemed Liquidation (as defined in this subparagraph), or any other merger or consolidation of the Company, where a Deemed Liquidation shall mean: (1) the closing of the sale, transfer or other disposition of all or substantially all of the Company’s assets (including an irrevocable or exclusive license with respect to all or substantially all of the Company’s intellectual property); (2) the consummation of a merger, share exchange or consolidation with or into any other corporation, limited liability company or other entity (except one in which the holders of capital stock of the Company as constituted immediately prior to such merger, share exchange or consolidation continue to hold at least 50% of the voting power of the capital stock of the Company or the surviving or acquiring entity (or its parent entity)), (3) authorizing or effecting any transaction liquidation, dissolution or winding up of the Company, either voluntary or involuntary; provided, however, that none of the following shall be considered a Deemed Liquidation: (A) a merger effected exclusively for the purpose of changing the domicile of the Company, or (B) a transaction or other event deemed to be exempt from the definition of a Deemed Liquidation by the holders of at least a majority of the then outstanding Series A preferred stock.

●	Increase or decrease the size of our board of directors as provided in our bylaws or remove the Series A Director (unless approved by our board of directors, including the Series A Director);

●	Declare or pay any dividends or make any other distribution with respect to any class or series of capital stock (unless approved by our board of directors, including the Series A Director);

●	Redeem, repurchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any outstanding shares of capital stock (other than the repurchase of shares of common stock from employees, consultants or other service providers pursuant to agreements approved by our board of directors under which the Company has the option to repurchase such shares at no greater than original cost upon the occurrence of certain events, such as the termination of employment) (unless approved by our board of directors, including the Series A Director);

●	Create or amend any stock option plan of the Company, if any (other than amendments that do not require approval of the stockholders under the terms of the plan or applicable law) or approve any new equity incentive plan;

●	Replace the President and/or Chief Executive Officer of the Company (unless approved by our board of directors, including the Series A Director);

●	Transfer assets to any subsidiary or other affiliated entity (unless approved by our board of directors, including the Series A Director);

●	Issue, or cause any subsidiary of the Company to issue, any indebtedness or debt security, other than trade accounts payable and/or letters of credit, performance bonds or other similar credit support incurred in the ordinary course of business, or amend, renew, increase or otherwise alter in any material respect the terms of any indebtedness previously approved or required to be approved by the holders of the Series A preferred stock (unless approved by our board of directors, including the Series A Director);

●	Modify or change the nature of the Company’s business;

●	Acquire, or cause a subsidiary of the Company to acquire, in any transaction or series of related transactions, the stock or any material assets of another person, or enter into any joint venture with any other person (unless approved by our board of directors, including the Series A Director); or

●	Sell, transfer, license, lease or otherwise dispose of, in any transaction or series of related transactions, any material assets of the Company or any subsidiary outside the ordinary course of business (unless approved by our board of directors, including the Series A Director).

Dividends

Subject to the rights of the preferred stockholders set forth in “-Protective Provisions”, our board of directors shall have full power and discretion, to determine out of legally available funds what, if any, dividends or distributions shall be declared and paid. Dividends may be paid in cash, in property, or in shares of common stock. Shares of common stock and Series A preferred stock are treated equally and ratably, on a per share basis, with respect to any dividend or distribution from us. If a dividend is paid in the form of shares of common stock or rights to acquire common stock, the holders of common stock and Series A preferred stock shall both receive common stock or rights to acquire common stock. No dividends shall be declared or payable in the form of Series A preferred stock.

Liquidation Rights

If there is a liquidation, dissolution or winding up of the Company, holders of our common stock and Series A preferred stock would be entitled to share in our assets remaining after the payment of liabilities equally and ratably, on a per share basis.

Conversion

Voluntary Conversion: Each share of Series A preferred stock shall be convertible into one fully paid and nonassessable share of common stock at the option of the holder. Additionally, each share of Series A Preferred Stock shall automatically convert into one share of common stock upon the first to occur of (a) a transfer of such share of Series A Preferred Stock other than to Mr. Destler, or (b) the death or incapacity of Mr. Destler.

Other Provisions

Holders of our common stock and Series A preferred stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock or Series A preferred stock.

Voting Trust Agreement

On December 23, 2022, we entered into a Voting Trust Agreement (the “Voting Trust Agreement”) with Jonathan Destler, our Founder and our Head of Corporate Development. The voting trust created under the Voting Trust Agreement holds all shares of common stock and the one share of Series A Preferred Stock held by Mr. Destler, and vests in the trustee, the power to vote the shares held by Mr. Destler in any stockholder vote or written consent in lieu of a stockholders’ meeting. The terms and conditions of the Voting Trust Agreement provides that the members of our board of directors have full discretion to appoint a trustee to vote the shares. The current sole trustee of the voting trust is Jeffrey Klausner, our sole director. The voting trustee does not have any economic rights or investment power with respect to the shares of common stock and Series A Preferred Stock transferred to the voting trust; their rights consist solely of voting rights. The Voting Trust Agreement will terminate on the first to occur of (i) final disposition of (a) Securities and Exchange Commission vs. David Stephens, Donald Linn Danks, Jonathan Destler and Robert Lazarus (and Daniel Solomita and 8198381 Canada, Inc., as Relief Defendants), Case No. ‘22CV1483AJB DEB, filed in the United States District Court, Southern District of California on September 30, 2022, and (b) Untied States of America v. David Stephens, Donald Danks, Jonathan Destler and Robert Lazarus, Case No. ‘22 CR2701 BAS, filed in the United States District Court, Southern District of California on November 22, 2022, or (ii) mutual agreement of the Company and Mr. Destler.

Common Shares Issued on Exercise of Warrants

During the year ended December 31, 2022, the Company temporarily reduced the exercise price of certain warrants issued as part of the Company’s $2.95 private offering, described below, from $4.42 per share to $2.95 per share. The Company received proceeds of approximately $1.6 million on the exercise of 528,630 warrants for the purchase of 528,629 shares of common stock, at exercise price of $2.95 per share.

Common Shares Issued on Private Offerings

During year ended December 31, 2022, the Company received net proceeds of approximately $1.6 million on the sale of 366,445 shares of common stock at $4.42 per share, as part of its private offerings. As part of the Company’s $4.42 private offering, each participating shareholder received a warrant to purchase up to fifty percent (50%) of the number of common shares purchased, at $5.89 per share, and which expires on December 31, 2023. As such, the Company issued 183,223 warrants during the period.

During the year ended December 31, 2021, the Company received net proceeds of approximately $5.2 million on the sale of 1,762,663 shares of common stock at $2.95 per share, as part of its private offerings. As part of the Company’s $2.95 private offering, each participating shareholder is entitled to a warrant to purchase up to fifty percent (50%) of the number of common shares purchased, at $4.42 per share, and which originally were to expire on December 31, 2022, and subsequent extended to expire on June 30, 2023.

Common Shares Issued for Financing Costs

On May 16, 2022, September 30, 2022, and December 20, 2022, the Company entered into amendments (see Note 6) to extend the call provisions and expiration date in its senior secured convertible notes, in exchange for issuing its senior convertible note holders an aggregate of 565,044 shares of common stock with a fair value of approximately $2.5 million at the date of grant, or $4.42 per common share. The $2.5 million was recorded as a financing cost, a component of other expense, in the accompanying statements of operations.

Common Shares Issued for Services

During the year ended December 31, 2022, the Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis and sales and marketing activities. In addition, the Company issued shares to a director for board service. During the year ended December 31, 2022, the Company issued 349,479 shares of common stock, with a fair value of approximately $1.5 million at date of grant.

During the year ended December 31, 2021, the Company issued 577,820 shares of common stock, with a fair value of $1.7 million at date of grant.

Summary of Restricted Stock Units

On May 17, 2022, the Company granted an aggregate of 135,720 restricted stock units (RSU) to its employees and executives pursuant to the Company’s 2022 Stock Incentive Plan, with an aggregate fair value of $600,000, based on the Company’s current private offering price. The RSUs vest on the earlier of twelve months from the date of grant, or a strategic transaction including the Company being acquired, an initial public offering, or a liquidity event more than $10 million.

On December 8, 2022, the Company granted its Chief Executive Officer, Geoffrey Andersen, 33,930 RSU, with a fair value of $150,000, based on the Company’s current private offering price. The RSU was issued per the terms of Mr. Andersen’s employment agreement dated December 8, 2022, and per the Company’s 2022 Stock Incentive Plan. The RSUs vest on the earlier of twelve months from the date of grant, or a strategic transaction including the Company being acquired, an initial public offering, or a liquidity event more than $5 million.

As of December 31, 2022, no shares of common stock were issued. During the year ended December 31, 2022, the Company recognized $388,000 of compensation expense relating to vested RSUs. As of December 31, 2022, the aggregate amount of unvested compensation related to RSUs was approximately $362,000 which will be recognized as an expense as the options vest in future periods through December 8, 2023.

Summary of Warrants

A summary of warrants for the years ended December 31, 2022 and 2021, is as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2020	867,505	$4.42
Warrants granted	3,596,570	8.03
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2021	4,464,075	7.33
Warrants granted	183,223	5.89
Warrants exercised	(528,630)	2.95
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2022	4,118,668	$4.59
Balance exercisable, December 31, 2022	4,118,668	$4.59

Information relating to outstanding warrants at December 31, 2022, summarized by exercise price, is as follows:

			Outstanding	Exercisable
Exercise Price Per Share	Share	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$2.95	135,720	1.50	$2.95	135,720	$2.95
$4.42	1,226,993	0.50	$4.42	1,226,993	$4.42
$4.60	2,437,012	1.79	$4.60	2,437,012	$4.60
$5.89	318,943	1.50	$5.89	318,943	$5.89
	4,118,668	1.34	$4.59	4,118,668	$4.59

As of December 31, 2022, both the outstanding and exercisable warrants have an intrinsic value of $143,000. The aggregate intrinsic value was calculated as the difference between the estimated market value of $4.00 per share as of December 31, 2022, and the exercise price of the outstanding warrants.

Warrants Issued in Private Offering

In conjunction with the sale of the common shares issued as part of the Company’s $4.42 private offering in 2022, each participating shareholder is entitled to purchase up to fifty percent (50%) of the number of common shares purchased, at $5.89 per share. The warrants expire on December 31, 2023. During the year ended December 31, 2022, the Company issued warrants to purchase 183,223 shares and shares of common stock at an exercise price of $5.89 in connection with our initial public offering.

In conjunction with the sale of the common shares issued as part of the Company’s $2.00 private offering in 2021, each participating shareholder is entitled to purchase up to fifty percent (50%) of the number of common shares purchased, at $4.42 per share. During the year ended December 31, 2021, the Company issued warrants to purchase 888,118 shares of common stock at an exercise price of $4.42 in connection with our initial public offering. The original warrant term of eighteen (18) months was modified by the Board on July 13, 2021 to expire on December 31, 2022, and again on December 20, 2022, to expire on June 30, 2023.

During the year ended December 31, 2022, 528,630 warrants issued as part of the Company’s $2.95 private offering, were exercised at a discounted price of $2.95 per share, for total proceeds of approximately $1.6 million.

Warrants Issued with Senior Convertible Notes Payable

In September and October 2021, and in conjunction with the sale of senior convertible notes payable, the Company issued warrants to purchase an aggregate of 2,437,012 of its common shares. The holder of the Warrants shall have the right to purchase up to the number of shares that equals the quotient obtained by dividing: (i) the Warrant Coverage Amount, by (ii) the Conversion Price. The “Warrant Coverage Amount” shall mean the amount obtained by multiplying: (A) one hundred percent (100%); by (B) aggregate principal amount of the Holder’s Note(s). The conversion price in effect on any Conversion Date shall be equal to 80% of the offering price per share of common stock in our initial public offering. Each Warrant is exercisable at a price equal to 115% of our initial public offering price (see Note 5).

Warrants Issued under Advisory Board Agreement

On July 1, 2021, the Company entered into a three-year consulting agreement (the “Agreement”) for which the consultant is to serve on the Company’s Advisory Board and provide services as defined in the Agreement. Per the terms of the Agreement, the Company is to pay the consultant $5,000 per month during the first six month period of the Agreement, and the Company shall grant, as of July 1, 2021, (i) a warrant, for a term of three years, to purchase 67,860 shares of common stock, which shall vest on the date hereof, at an exercise price of $2.95 per share, (ii) a warrant, for a term of three years, to purchase 67,860 shares of common stock, which shall vest on December 1, 2021, at an exercise price of $2.95 per share, (iii) a warrant, for a term of three years, to purchase 67,860 shares of common stock, which shall vest on September 1, 2022, at an exercise price of $5.89 per share, and (iv) a warrant, for a term of three years, to purchase 67,860 shares of common stock, which shall vest on December 1, 2022, at an exercise price of $5.89 per share. The aggregate fair value of the warrants was determined to be $382,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: fair value of our stock price of $2.95 per share based on recent private sales of our stock, expected term of five years, volatility of 108%, dividend rate of 0%, and weighted average risk-free interest rate of 0.25%.

During the years ended December 31, 2022 and 2021, the Company recognized $94,000 and $288,000 of compensation expense relating to vested warrants, respectively. As of December 31, 2022, no unvested compensation related to these warrants remained.

Summary of Options

2016 Stock Incentive Plan

The Company’s 2016 Equity Incentive Plan (the “Plan”) is for officers, employees, non-employee members of the Board of Directors, and consultants of the Company. The Plan authorized the granting of not more than 1 million restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. On July 13, 2021, the Board increased the number of common shares authorized to be issued under the Company’s 2016 Equity Incentive Plan one (1) million shares to seven (7) million shares. During the year ended December 31, 2022, the Company granted stock options of 33,930 shares. The plan expired during the year ended December 31, 2022, leaving no shares available to be issued under the 2016 Equity Inventive Plan on December 31, 2022.

2022 Stock Incentive Plan

The Company’s 2022 Equity Incentive Plan (the “Plan”) is for officers, employees, non-employee members of the Board of Directors, and consultants of the Company. The Plan authorized the granting of not more than 1 million restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. The Plan authorizes the issuance of up to fifteen (15) million shares. During the year ended December 31, 2022, the Company granted stock options of 471,627 shares and restricted stock units of 169,650, leaving 14,358,723 shares available to be issued under the 2022 Equity Inventive Plan on December 31, 2022.

A summary of stock options for the years ended December 31, 2022 and 2021, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Balance outstanding, December 31, 2020	-	$-
Options granted	2,996,019	2.95
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, December 31, 2021	2,996,019	2.95
Options granted	505,557	4.03
Options exercised	-	-
Options expired or forfeited	(33,930)	2.95
Balance outstanding, December 31, 2022	3,467,646	$3.10
Balance exercisable, December 31, 2022	1,494,899	$2.98

Information relating to outstanding options at December 31, 2022, summarized by exercise price, is as follows:

			Outstanding	Exercisable
Exercise Price Per Share	Share	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$2.95	3,097,809	8.02	$2.95	1,457,859	$2.95
$4.42	369,837	4.90	$4.42	37,040	$4.42
	3,467,646	7.67	$3.10	1,494,899	$2.98

During the year ended December 31, 2022, as discussed below, the Company approved options exercisable into 505,557 shares to be issued pursuant to the Company’s 2016 and 2022 Equity Incentive Plans. The aggregate fair value of the approved options was determined to be $1.7 million.

During the year ended December 31, 2021, as discussed below, the Company approved options exercisable into 2,996,019 shares to be issued pursuant to the Company’s 2016 Equity Incentive Plan. The aggregate fair value of the approved options was determined to be $7.6 million.

During the year ended December 31, 2022 and 2021, the Company recognized $2.6 million and $1.5 million of compensation expense relating to vested stock options, respectively. As of December 31, 2022, the aggregate amount of unvested compensation related to stock options was approximately $5.1 million which will be recognized as an expense as the options vest in future periods through May 2025.

As of December 31, 2022, the outstanding and exercisable options have an intrinsic value of $3.3 million and $1.5 million, respectively. The aggregate intrinsic value was calculated as the difference between the estimated market value of $4.00 per share as of December 31, 2022, and the exercise price of the outstanding options.

Option Grants

Options Issued to Employees

During the year ended December 31, 2022, the Company granted employees aggregate options to purchase 50,895 shares of common stock under the Company’s 2022 Stock Incentive Plan, at an exercise price of $2.95 per share, with a vesting period of twelve months, and an expiration period of five years. The total fair value of these options at grant date was approximately $306,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $4.03 per share, based on the Company’s current private offering price, the expected term of three years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 2.51%.

During the year ended December 31, 2021, the Company granted its employees options to purchase an aggregate of 75,000 shares of common stock (the “Option Shares”) under the Company’s 2016 Equity Incentive Plan, at an exercise price of $2.95 per share, with a weighted average vesting period of 10 months. The stock options are exercisable at a price of $2.95 per share with a weighted average expiration period of 5.67 years. The total fair value of these options at grant date was approximately $310,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $6.88 per share, based on recent private sales of our stock, and more recently, based on a recent valuation report, and valuation discussions with our underwriters pursuant to our recent initial public offering, the expected term of five years, volatility of 115%, dividend rate of 0%, and risk-free interest rate of 1.12%.

During the years ended December 31, 2022 and 2021, the Company recognized $466,000 and $61,000 of compensation expense relating to vested stock options, respectively.

Options Issued under Advisory Board Agreements

On August 18, 2021 and September 24, 2021, the Company entered into a one-year consulting agreement (the “Agreement”), with automatic annual renewals, for which the consultants are to serve on the Company’s Advisory Board and provide services as defined in the Agreement. Per the terms of the Agreement, the Company is to pay the consultants an aggregate amount of $10,000 per calendar quarter and granted the consultants aggregate options to purchase 27,144 shares of the Company’s common stock, with a five (5) year life, vesting over a twelve (12) month period, and exercisable at $2.95 per share. The consultant will be granted an additional aggregate 27,144 options to purchase shares on each automatic contract renewal period. The total fair value of these options at grant date was approximately $53,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumption: fair value of our stock price of $2.95 per share based on recent private sales of our stock, expected term of five years, volatility of 110%, dividend rate of 0%, and risk-free interest rate of 0.90%.

On the consultant’s automatic contract renewal period of August 18, 2022 and September 24, 2022, the consultants were granted an additional aggregate 27,144 options to purchase shares. The total fair value of these options at grant date was approximately $80,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $4.42 per share, based on the Company’s current private offering price, the expected term of three years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 2.51%.

On July 15, 2022, the Company entered into a one-year consulting agreement with Geoffrey Andersen, the Company’s Chief Executive Officer effective on December 8, 2022. Mr. Andersen was granted an aggregate 20,358 options to purchase shares of the Company’s common stock, of which 16,695 options vested immediately at an exercise price of $2.95, with 3,393 options vesting over a twelve (12) month period, and exercisable at $4.42 per share. The total fair value of these options at grant date was approximately $62,000.

During the year ended December 31, 2022 and 2021, the Company recognized $114,000 and $17,000 compensation expense relating to vested stock options.

Options Issued under Executive Employment Agreements

Chief Executive Officer

On December 8, 2022, the Employment Agreement with Geoffrey Andersen (the “Andersen Agreement”), the Company’s Chief Executive Officer was ratified, confirmed, and approved. The Andersen Agreement is for a two-year period with an initial base salary of $250,000 per annum. The Andersen Agreement granted Mr. Andersen an option to purchase 339,300 shares of common stock (the “Option Shares”) under our 2022 Stock Incentive Plan, at an exercise price of $4.42 per share, for a term to expire on December 8, 2027, and where 28,275 Option Shares vest monthly over a twelve (12) month period beginning on December 8, 2022. The total fair value of these options at grant date was approximately $990,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $4.42 per share, based on the Company’s current private offering price, the expected term of three years, volatility of 183%, dividend rate of 0%, and risk-free interest rate of 4.04%.

During the year ended December 31, 2022, the Company recognized $83,000 of compensation expense relating to vested stock options.

In the event that the Company raises $5,000,000 or more in cash in a single transaction through the sale of equity or debt securities, the Mr. Andersen shall receive an annual base salary $325,000 on an annualized basis. In connection with the Andersen Agreement, the Company granted 33,930 restricted stock units, which vest on the earlier of (i) on December 13, 2023, (ii) in the event that the Company raises $5,000,000 or more in cash in a single transaction through the sale of equity or debt securities, (iii) a merger, asset sale, share exchange or other business combination transaction, or (iv) Approval by the stockholders of the Company of a complete liquidation or dissolution of the Company other than in connection with the transfer of all or substantially all of the assets of the Company to an affiliate or a subsidiary of the Company.

Chief Financial Officer and Director of Operations

On May 9, 2022, the Employment Agreement with Steve Handy, the Company’s Chief Financial Officer and Director of Operations was ratified, confirmed, and approved. The Employment Agreement is for a two-year period with an initial base salary of $220,000 per annum and increased by 5% on the first anniversary of the Employment Agreement. The Employment Agreement includes a cash severance provision of $100,000 if Mr. Handy’s employment is terminated without cause. The Company granted Mr. Handy stock options to purchase 67,860 shares of common stock under the Company’s 2022 Stock Incentive Plan, at an exercise price of $2.95 per common share, with a vesting period of two years, and an expiration period of five years. The total fair value of these options at grant date was approximately $220,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $4.42 per share, based on the Company’s current private offering price, the expected term of three years, volatility of 108%, dividend rate of 0%, and risk-free interest rate of 2.81%.

On May 17, 2021, the Company entered into an employment agreement with Steve Handy to serve as its Chief Financial Officer and Director of Operations (the “Employment Agreement”). The term of the employment is for twelve months. Mr. Handy’s base salary is $200,000 per annum, with annual increases and bonuses at the discretion of the Board of Directors. Mr. Handy is entitled to receive a severance payment of $100,000 if terminated by the Company without cause within the first twelve months of employment.

The Employment Agreement granted the Executive an option to purchase 300,000 shares of common stock (the “Option Shares”) under the Company’s 2016 Equity Incentive Plan, at an exercise price of $2.00 per share, for a term to expire on May 17, 2026, and where 16,666 Option Shares, vest monthly beginning on May 17, 2021. The stock options are exercisable at a price of $2.00 per share and expire in ten years. The total fair value of these options at grant date was approximately $462,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: fair value of our stock price of $2.00 per share based on recent private sales of our stock, expected term of five years, volatility of 106%, dividend rate of 0%, and weighted average risk-free interest rate of 0.83%.

During the years ended December 31, 2022 and 2021, the Company recognized $266,000 and $269,000 of compensation expense relating to vested stock options, respectively.

Former Chief Executive Officer and current Founder and Head of Corporate Development

On March 21, 2021, the Company and Mr. Destler, our former Chief Executive Officer and current Founder and Head of Corporate Development (the “Executive”), entered into an amended Employment Agreement (the “Amended Agreement”).

The Amended Agreement granted the Executive an option to purchase 2,714,400 shares of common stock (the “Option Shares”) under the Company’s 2016 Equity Incentive Plan, at an exercise price of $2.95 per share, for a term to expire on April 1, 2031, and where 56,550 Option Shares vest monthly beginning on May 1, 2021. This option shall survive termination of the Agreement. The stock options are exercisable at a price of $2.95 per share and expire in ten years. The total fair value of these options at grant date was approximately $6.8 million, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: fair value of our stock price of $2.95 per share based on recent private sales of our stock, expected term of seven years, volatility of 107%, dividend rate of 0%, and weighted average risk-free interest rate of 1.34%.

During the years ended December 31, 2022 and 2021, the Company recognized $1.7 and $1.1 million of compensation expense relating to vested stock options, respectively.

Note 9 – Commitment and Contingencies

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against our Company, our common stock, our subsidiary or of our Company or our subsidiary’s officers or directors in their capacities as such.

Litigation against Jonathan Destler, our former Chief Executive Officer and former director, and Don Danks, a former director

On September 30, 2022, a Complaint (the “Complaint”), captioned Securities and Exchange Commission vs. David Stephens, Donald Linn Danks, Jonathan Destler and Robert Lazarus, and Daniel Solomita and 8198381 Canada, Inc., as relief defendants, Case No. ‘22CV1483AJB DEB, was filed in the United States District Court, Southern District of California. In general, the Complaint alleges that Jonathan Destler, a co-founder and our former Chairman and Chief Executive Officer, and a current employee, and Donald Danks, a co-founder, former director, and a former employee, were part of a control group that committed securities fraud in connection with the purchase and sale of securities of Loop Industries, Inc., a Nasdaq-listed company.

On November 22, 2022, an Indictment (the “Indictment”), captioned United States of America v. David Stephens, Donald Danks, Jonathan Destler and Robert Lazarus, Case No. ‘22CR2701 BAS, was filed in the United States District Court, Southern District of California. In general, the Indictment alleges that Mr. Destler and Mr. Danks conspired to and committed securities fraud, based on the same allegations in the Complaint. The indictment also alleges that Donald Danks engaged in money laundering.

Furthermore, the Complaint and the Indictment allege that Mr. Destler and Mr. Danks were part of a control group consisting of four other persons (David Stephens, Jonathan Destler, Don Danks and Robert Lazarus) who used a third person to make an unregistered offering of securities. The third person is a deceased former-stockholder of Opti-Harvest, whose Opti-Harvest shares are now held by his estate.

Mr. Destler is currently our key employee with respect to our business development because of his material role marketing selling our products. Additionally, the Voting Trust Agreement with Mr. Destler terminates on the first to occur of (i) final disposition of the proceedings related to the Complaint and the Indictment, or (ii) mutual agreement of Opti-Harvest and Mr. Destler. If Mr. Destler loses his criminal litigation, it is possible that Mr. Destler could be incarcerated, in which case our marketing and sales could suffer because of his inability to communicate with potential new and existing customers. Furthermore, final disposition of the proceedings related to the Complaint and the Indictment could possibly also mean that Mr. Destler would have voting control over us while being incarcerated. In such event, Mr. Destler’s separation from daily business activities could cause him to make voting decisions without the knowledge of our daily operations that he has today.

Transfer of Voting Control of Mr. Destler’s Opti-Harvest Shares to Opti-Harvest

Although Mr. Destler (and Mr. Danks, who on January 9, 2023, resigned as an employee of Opti-Harvest) have denied to Opti-Harvest the claims made against them in the Complaint and the Indictment, Mr. Destler agreed to resign his positions as a director, Chief Executive Officer, President and Secretary with Opti-Harvest, and transfer voting control (while retaining ownership) of his shares of common stock and Series A Preferred Stock, to the board of directors of Opti-Harvest. Accordingly, Jeffrey Klausner, Opti-Harvest’s, sole director is the sole trustee of a Voting Trust Agreement, dated December 23, 2022, by and among Opti-Harvest, Inc., Mr. Destler, entities Mr. Destler controls, Mr. Destler’s spouse, and Mr. Klausner, pursuant to which Mr. Klausner, on behalf of Opti-Harvest, votes Mr. Destler’s shares of common stock and Series A Preferred Stock.

It should be noted that the term “Trust” in the title “Voting Trust Agreement” is used for naming convention only, and no trust, as an entity, has been created in connection with the Voting Trust Agreement. Accordingly, Mr. Klausner, as the trustee under the Voting Trust, does not owe any fiduciary duty to Mr. Destler, his affiliated entities, or his spouse, under the Voting Trust Agreement. Mr. Klausner’s sole duty under the Voting Trust Agreement is to vote Mr. Destler’s beneficial ownership in Opti-Harvest securities.

Under the Voting Trust Agreement, Mr. Destler had agreed and consented to the appointment of any member of our board of directors to be appointed a trustee under the Voting Trust Agreement. Therefore, future members of our board of directors may become a trustee under the Voting Trust Agreement. Whether any future member of our board of directors may become a trustee under the Voting Trust Agreement would depend on whether any such new director would want to and agree to becoming a trustee under the Voting Trust Agreement.

The Voting Trust Agreement terminates on the first to occur of (i) final disposition of the proceedings related to the Complaint and the Indictment, or (ii) mutual agreement of Opti-Harvest and Mr. Destler.

Advisory Agreements

During the years ended December 31, 2022 and 2021, the Company entered into various advisory agreements in connect with transactions in which the Company, directly or indirectly through one or more affiliates, raises debt capital or receives a loan from one or more investors identified. The advisory agreements generally expire on the date specified by either the advisory firm or the Company, and with 30 days’ notice of termination. The Company agreed to pay up to six percent (6%) of the capital raised if the funding is in the form of debt, equity, mezzanine structure or subordinated debt structure or any other type of transaction. As of December 31, 2022, no transaction has occurred related to the advisor agreements.

DisperSolar LLC (Related Party)

On April 7, 2017 (as amended on December 6, 2018), the Company and DisperSolar LLC (the “Seller”), a California limited liability company, entered into a Patent Purchase Agreement (the “Agreement”) pursuant to which the Company acquired certain patents (intellectual property) of the Seller. The Seller developed the patents for harvesting, transmission, spectral modification and delivery of sunlight to shaded areas of plants. Per the Agreement, the Company was obligated to pay milestone payments, earnout payments, and royalties.

Earnout Payments

The Company is obligated to pay total earnout payments of $800,000 payable on the on-going basis at a rate of 50% of gross margin and/or license revenue from the date of the first commercial sale of a covered product or the first receipt by the Company of license revenue, until the aggregate combined gross margin and license revenue reach $1.6 million.

Royalties

The Company will pay to Seller royalties as follows:

(i)	Following the recognition by the Company of the first $1.6 million in aggregate combined gross margin and license revenue, and until the Company pays to Seller an aggregate amount in royalties of $30 million, the Company shall pay to Seller royalties on sales of covered products at a rate of 8% of gross margin.

(ii)	Once the Company has paid to Seller an aggregate amount in royalties of $30 million, the Company shall pay to Seller royalties on sales of covered products at a rate of 4.75% of gross margin until the earlier of (x) such time as covered products are not covered by any claims of any assigned patent, and (y) the date of the consummation of a Strategic Transaction.

As of December 31, 2022 and December 31, 2021, the Company recorded no earnout or royalties payment obligations as no gross margin was realized.

Strategic Transaction

The Company will pay to Seller 7.6% of all license consideration received by the Company until the date of the consummation of a Strategic Transaction. “Strategic Transaction” means a transaction or a series of related transactions that results in an acquisition of the Company by a third party, including by way of merger, purchase of capital stock or purchase of assets or change of control or otherwise.

Strategic Transaction Consideration. “Strategic Transaction Consideration” means any cash consideration and the fair market value of any non-cash consideration paid to the Company by any acquirer as consideration for the Strategic Transaction, less the costs and expenses incurred by the Company for the purpose of consummating the Strategic Transaction. The Company will pay to Seller a percentage of all license consideration received by the Company as follows:

(i)	3.8% of the first $50 million of the Strategic Transaction Consideration;

(ii)	5.7% of the next $100 million of the Strategic Transaction Consideration (i.e. over $50 million and up to $150 million);

(iii)	7.6% of Strategic Transaction Consideration over $150 million.

Inventor Royalty (Related Party)

On July 5, 2019, the Company and Nicholas Booth (“Mr. Booth”) entered into a Royalty Agreement. Mr. Booth is a member of Dispersolar, LLC and a named inventor of the acquired patents from Dispersolar, LLC discussed above. Effective July 1, 2021, Mr. Booth was employed by the Company as its Chief Technology Officer.

The Company will pay Mr. Booth a percentage of all License Consideration received by the Company as follows:

(a) Once the Company has paid to DisperSolar an aggregate amount in royalties of $30 million under the Agreement, the Company will pay to Booth a percentage of all royalties on sales of Covered Products at a rate of 0.25% of Gross Margin until the earlier of (x) such time as Covered Products are not covered by any claims of any Assigned Patent, and (y) the date of the consummation of a Strategic Transaction.

(b) Opti-Harvest will pay to Booth a percentage of all License Consideration received by the Company on the same terms as payable by the Company to DisperSolar under the Agreement, except that the percentages of License Consideration due to Booth shall be as follows:

(a)	0.4% of all License Consideration received by Opti-Harvest until the date of consummation of a Strategic Transaction;
(b)	0.2% of the first $50 million of the Strategic Transaction Consideration;
(c)	0.3% of the next $100 million of the Strategic Transaction Consideration (i.e. over $50 million and up to $150 million); and
(d)	0.4% of Strategic Transaction Consideration over $150 million.

As of December 31, 2022 and December 31, 2021, no amounts were due for earnouts or royalties.

Both Yosepha Shahak Ravid and Nicholas Booth are members of the Seller, and are named inventors of the acquired patents from the Seller, discussed above. Effective July 1, 2021, Ms. Shahak Ravid, our Chief Science Officer, and Mr. Booth, our Chief Technology Officer, were employed by the Company.

Note 10 – Income Taxes

At December 31, 2022, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $23.3 million for Federal and state purposes. The carryforwards expire in various amounts through 2040. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2022 and 2021, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2022, and 2021, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2019 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2022	December 31, 2021
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	27.00%	27.00%

Income taxes at effective tax rate	-%	-%

The components of deferred taxes consist of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Net operating loss carryforwards	$6,284,000	$4,523,000
Less: Valuation allowance	(6,284,000)	(4,523,000)

Net deferred tax assets	$-	$-

Note 11 – Related Party Transactions

On July 14, 2021, the Company entered into a three-year consulting agreement (the “Agreement”) with Geoffrey Andersen, the Company’s Chief Executive Officer effective on December 8, 2022. The Agreement was for Mr. Andersen to serve on the Company’s Advisory Board and provide services as defined in the Agreement. Per the terms of the Agreement, the Company issued 8,483 restricted shares of common stock to Mr. Andersen, with a fair value at grant date was approximately $25,000, and granted options, contingent on the achievement of defined milestones, to purchase 16,965 shares of the Company’s common stock on January 1, 2022, options to purchase 20,358 shares of the Company’s common stock on July 1, 2022, options to purchase 20,358 shares of the Company’s common stock on January 1, 2023, and options to purchase 20,358 shares of the Company’s common stock on July 1, 2023. On July 14, 2022, the contingent options had not been granted, and the Company and Mr. Andersen agreed to terminate the Agreement.

On July 15, 2022, the Company entered into a one-year consulting agreement (the “Agreement”), with automatic annual renewals, with Mr. Andersen for which he is to serve on the Company’s Advisory Board and provide services as defined in the Agreement. Per the terms of the Agreement, the Company is to pay Mr. Andersen $2,500 per calendar quarter and granted Mr. Andersen options to purchase 3,393 shares of the Company’s common stock, with a five (5) year life, vesting over a twelve (12) month period, and exercisable at $4.95 per share. Mr. Andersen will be granted an additional aggregate 3,393 options to purchase shares on each automatic contract renewal period. The total fair value of these options at grant date was approximately $10,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumption: fair value of our stock price of $4.95 per share based on recent private sales of our stock, expected term of five years, volatility of 110%, dividend rate of 0%, and risk-free interest rate of 0.90%.

Furthermore, Mr. Andersen was granted 19,695 options to purchase 19,695 shares of the Company’s common stock, with a five (5) year life, immediate vesting, and exercisable at $2.95 per share. The total fair value of these options at grant date was approximately $52,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumption: fair value of our stock price of $4.95 per share based on recent private sales of our stock, expected term of five years, volatility of 110%, dividend rate of 0%, and risk-free interest rate of 0.90%. During the year ended December 31, 2022, the Company recognized $52,000 of compensation expense relating to vested stock options.

Both Yosepha Shahak Ravid and Nicholas Booth are members of DisperSolar LLC, a California limited liability company (“DisperSolar”) and are named inventors of the acquired patents from Dispersolar, discussed below. Effective July 1, 2021, Ms. Shahak Ravid, our Chief Science Officer, and Mr. Booth, our Chief Technology Officer, were employed by us.

The Company subleases its office space from an individual who is personally indebted to the Company’s Chief Executive Officer. During the year ended December 31, 2021, the Company directed rent payments totaling $45,000 to Mr. Destler as partial repayment of the individual’s indebtedness.

During the year ended December 31, 2021, the Company reimbursed the Company’s Chief Executive Officer $29,000 for contributions made on behalf of the Company to certain members of the United States Congress.

On March 15, 2021, we entered into a consulting agreement with Mr. Klausner to provide the services to develop the Company’s financial model and corporate finance strategy and work on such matters as may be requested from time to time by us. The term of the consulting agreement was three months and expired on June 15, 2021. Mr. Klausner received 30,000 shares of the Opti-Harvest Inc. common stock for his services, estimated to have a fair value of approximately $60,000. On July 1, 2021, Mr. Klausner was appointed to our Board of Directors and appointed Chairman of the Audit Committee.

On May 17, 2021, Mr. Handy was hired by us as our Chief Financial Officer and Director of Operations. Before Mr. Handy’s employment with us, Mr. Handy provided services to us as a consultant to help us prepare for our financial statement audits and prepare our financial statements. During the year ended December 31, 2021, and prior to his date of employment with the Company, Mr. Handy was paid approximately $6,000.

Aaron Danks, son of a director of the Company, was paid for services provided to the Company. Aaron Danks was paid $26,000 for services during the year ended December 31, 2021.

Note 12 – Subsequent Events

The Company has evaluated subsequent events occurring from January 1, 2023, through the date of this filing.

Common Shares Issued on Exercise of Warrants

Subsequent to December 31, 2022, the Company received proceeds of approximately $114,000 on the exercise of 38,647 warrants for the purchase of 38,647 shares of common stock, at an exercise price of $2.95 per share.

Common Shares Issued for Services

Subsequent to December 31, 2022, the Company issued 67,860 shares of common stock for services, with a fair value of $400,000 at date of grant.

Convertible Promissory Notes and Warrants

Subsequent to December 31, 2022, the Company sold approximately $200,000 of Convertible Promissory Notes (the “Notes”) and 33,930 warrants (the “Warrants”). The Notes will accrue interest at a rate of ten percent (10%) per annum. The outstanding principal amount of this Notes, together with all accrued but unpaid interest thereon, shall be due and payable on the date that is 12 months from the date of the Notes (the “Initial Maturity Date”); provided, however, that the Company may, at its option, extend such maturity date an additional six (6) months (such option, the “Extension Option” and such extended maturity date, (the “Extended Maturity Date”). The date on which this Note matures, whether the Initial Maturity Date or the Extended Maturity Date, is the “Maturity Date.” The principal amount of this Note shall be subject to increase as follows:

(a) If a Qualified Public Offering does not occur before the Initial Maturity Date, the outstanding principal balance of this Note shall be increased by an amount equal to 10% of the outstanding principal balance of this Note on the Initial Maturity Date (the “Premium”).

(b) If the Company exercises its Extension Option and a Qualified Public Offering does not occur before the Extended Maturity Date, the outstanding principal balance due and payable to the Lender shall be increased by the Premium plus an additional 2.5% of the outstanding principal balance of the Note as of the Extended Maturity Date.

(c) As used herein, “Qualified Public Offering” means the issuance and sale of shares of comment stock, par value $0.0001 per share, of the Company (the “Common Stock”) to investors in an underwritten public offering or a direct listing by the Company of its Common Stock, in either case pursuant to an effective registration statement under the Securities Act of 1933, as amended.

In the event the Company consummates a Qualified Public Offering, Lender shall have the right, but not the obligation, at any time prior to the Maturity Date or earlier repayment of this Note, to convert all, or any portion, of the outstanding principal balance of this Note into shares of Common Stock at a conversion price equal to 80% of the price at which shares of Common Stock are first sold to the public in a Qualified Public Offering. Upon conversion, the Company will pay all accrued but unpaid interest on this Note in cash. An election to convert the Note shall be made in writing and delivered to the Company no later than five (5) days before the Maturity Date; provided, however, that if the Qualified Public Offering is consummated within five (5) days before the Maturity Date, the notice of election will be delivered no later than five (5) days after the date on which such Qualified Public Offering is consummated.

The Holder shall have the right to purchase up to the number of Shares that equals the amount obtained by dividing: (A) eighty percent (80%) of the aggregate principal amount of the Holder’s Note(s) delivered pursuant to the Note and Warrant Purchase Agreement; by (B) 80% of $4.00, the current midpoint price of the Company’s prospective IPO. For example, $100,000 aggregate principal amount of Note x 80% = $80,000) / ($4.00 current midpoint price of prospective IPO x 80% = $3.20) = 25,000 warrants. The exercise price per share shall be equal to 80% of the offering price per share of common stock of the Company in its first underwritten public offering (the “IPO”) pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale by the Company of not less than $10,000,000 of its equity securities, as a result of or following which the Company shall be a reporting issuer under the Securities and Exchange Act of 1934, as amended, and its common stock shall be listed on the Nasdaq Stock Market. This Warrant shall be exercisable, in whole or in part: (i) after the earlier to occur of: (A) the consummation of the IPO; or (B) six months after the date of this Warrant; and (ii) prior to the Warrant expiration date which is twelve months after the date of this Warrant.

Convertible Promissory Notes and Restricted Shares

Subsequent to December 31, 2022, the Company sold approximately $335,000 of Convertible Promissory Notes (the “Notes”). These Notes will accrue interest at a rate of twelve percent (12%) per annum, compounded annually, until maturity or conversion hereof. The interest payable hereunder shall automatically accrue and be capitalized to the principal amount of this Note (“PIK Interest”), and shall thereafter be deemed to be a part of the principal amount of this Note, unless such interest is paid in cash on or prior to the maturity date of the Notes. The Notes shall be due and payable on the date that is six (6) months from the date of the Notes (the “Initial Maturity Date”); provided, however, that the Company and Lender may, upon mutual written agreement, extend such maturity date an additional six (6) months (such extended maturity date, (the “Extended Maturity Date”). The Lender shall have the right, but not the obligation, at any time to convert all, or any portion, of the outstanding principal balance of the Notes into shares of Common Stock at a conversion price equal to either (i) $3.00 per share, or (ii) the price at which shares of Common Stock are first sold to the public in a Qualified Public Offering. The Company shall issue 20,000 shares of common stock of the Company for each $100,000 invested by an Investor, provided, however, that if an Investor invests a sum of funds which does not round to $100,000, the Company shall issue to such Investor Shares on a pro rata basis, based on an issuance of 20,000 Shares for each $100,000 invested. If the company enters into a subsequent financing with another individual or entity (a “Third Party”) on terms that are more favorable to the Third Party, the agreements between the company and the Investors shall be amended to include such better terms so long as the Notes are outstanding.

Unsecured Promissory Notes

On February 21, 2023, the Company sold $225,000 of Unsecured Promissory Note (the “Note”) to Donald Danks, a former member of the Company’s Board of Directors. The Company received net proceeds of $180,000 after deducting an original issue discount of 20%, or $45,000, which was recorded as a debt discount. The note bears no interest and matures of March 21, 2023. If a Qualified Public Offering does not occur before the Initial Maturity Date, the outstanding principal amount of this Note, together with all accrued but unpaid interest thereon, shall be paid from funds from any offer and sale of Lender of equity or debt securities whereby Lender obtains gross cash proceeds in an amount not less than Five Hundred Thousand Dollars ($500,000). If a Qualified Public Offering does not occur before the Initial Maturity Date, this Note will accrue interest at a rate of twelve percent (12%) per annum. The Company may prepay the Note, or any portion outstanding, at any time and from time to time prior to Maturity Date without notice and without the payment of any premium, fee, or penalty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Auditor’s Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth, as of the date of this report, the names and ages of our directors and executive officers, as well as the principal offices and positions held by each person:

Name	Age	Positions

Geoffrey Andersen	59	Chief Executive Officer
Jeffrey Klausner	51	Director

Business Experience

The following is a brief overview of the business experience of each of our directors and executive officers during at least the past five years, including their principal occupations or employment during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Directors and Executive Officers

Geoff Andersen, age 59

Chief Executive Officer

Mr. Andersen has as our Chief Executive Officer since December 8, 2022. Mr. Andersen retired from The John Deere Corporation in September 2020 after a 25-year career serving in multiple leadership and business development roles. Following retirement, Mr. Andersen has been managing his investments in entrepreneurial companies, and securing his Florida real estate sales license. During this time, he also served on the Opti-Harvest Advisory Board and has been active in supporting the company’s development. Mr. Andersen has served in leadership roles for multiple agricultural technology businesses including ARI Network Services (1989-1994), Harbinger Corporation (1994-1995) and Agris Corporation (1995-1999). Agris was an agricultural retail software company acquired by John Deere under the InterAg Technologies acquisition in 1999. Shortly after the acquisition, Mr. Andersen was appointed Director, John Deere Information Systems (JDIS), and served in that role until 2006. JDIS is a for-profit software, hardware and networking services business supporting independent John Deere dealers. He led John Deere’s Frontier Equipment business until 2009. He then served in multiple international development roles with the John Deere Citizenship group, and the company’s Asia, Africa and India operations until his retirement. Mr. Andersen has B.S. (1986) and M.S. (1987) degrees in Agricultural Economics from Kansas State University.

Jeffrey Klausner, age 51

Director

Mr. Klauser has served as a member of our Board of Directors since July 1, 2021. Mr. Klausner has more than 25 years of experience in finance, accounting, compliance, capital markets and mergers and acquisitions. Since 2020 he has been Managing Director at Sherwood Partners, a leading financial services advisory firm. Prior to joining Sherwood Partners, he was with Capital Brands from 2015 to 2020, most recently as the Chief Financial Officer. Capital Brands is the manufacturer and distributor of the Magic Bullet and Nutribullet single serve blenders. From 2013 to 2014 he was Chief Financial Officer for Digital Turbine (formerly Mandalay Digital) (Nasdaq: APPS), a leading independent mobile growth platform, working with advertisers, publishers’, carriers, and OEMs. He has also served as Chief Financial Officer of InfoSonics from 2003 to 2010, a Nasdaq traded cell phone distributor and original design manufacturer for wireless handsets and accessories. Mr. Klausner graduated from Tulane University’s A.B. Freeman school of business with a Bachelor of Science in Management, and has been a Certified Public Accountant in the state of California. Mr. Klausner’s knowledge of and experience in accounting and finance led to our conclusion that he should serve as a director.

Key Employees

The following table sets forth, as of the date of this report, the names and ages of our key employees, as well as the principal offices and positions held by each person:

Name	Age	Positions

Jonathan Destler	59	Founder and Head of Corporate Development
Nicholas Booth	51	Chief Technology Officer
Yosepha Shahak Ravid	73	Chief Science Officer
Jodd Readick	65	Chief Technology Officer, Precision Ag
Jeremy Basich	50	Vice President of Sales and Distribution

Jonathan Destler, age 59

Founder and Head of Corporate Development

Jonathan Destler serves as our Founder and Head of Corporate Development. Mr. Destler served as our Chief Executive Officer, President and member of our Board of Directors since our formation on June 20, 2016 until December 8, 2022. He also served as our Secretary from June 20, 2016 until January 5, 2023. Mr. Destler is a founder has served as President of Touchstone Advisors, Inc., a management consulting and advisory firm, since 2008. He was also a co-founder of Financial Profiles, Inc., a leading west-coast based financial communications agency, from 2007 to 2010). He also served as SVP, business development at LHA, a leading financial communications firm from 2004 to 2007). Previously, he was SVP and Director of Business Development at FRB/Weber Shandwick, a division The Interpublic Group, from 2001 to 2004), one of the world’s premier advertising and marketing services companies. Mr. Destler began his career on Wall Street as a private investor and financier assisting early stage companies with securing financing and formulating their capital and public market strategies.

Nicholas Booth, age 51

Chief Technology Officer

Dr. Nicholas Booth Ph.D. has served as our Chief Technical Officer since July 2021. Dr. Booth is a control person of DisperSolar LLC, and from 2012-2021, was the Chief Technology Officer of DisperSolar LLC, a California-based Ag innovations startup company, and he is the inventor of numerous optical, optomechanical systems currently within the Opti-Harvest portfolio. He currently oversees the design, development and deployment of Opti-Harvest’s light collection and delivery systems. From 2008 to 2012, he was Director of Research and Development at ChromoLogic LLC responsible for product design, testing and development of innovative technologies for NASA, the Army, Navy and Air Force. Dr. Booth holds a B.Sc. in Physics from the University of Newcastle Upon Tyne (UK), an M.Sc. in Surface Science and Engineering from Loughborough University (UK), and a Ph.D. in Physics from Warwick University (UK).

Yosepha Shahak Ravid, age 73

Chief Science Officer

Dr. Yosepha Shahak Ravid has served as our Chief Science Officer since July 2021. Dr. Shahak Ravid is a control person of DisperSolar LLC, and from 2016-2021, served as the President of DisperSolar LLC, a California-based Ag innovations startup company. Dr. Shahak Ravid has a prior academic career of over 50 years, specializing in the areas of plant biochemistry, physiology, and horticulture with emphasis on plant-light-microclimate interactions and their implication on practical agriculture. She received her PhD (thesis on bioenergetics of photosynthesis) in 1978 from the Weizmann Institute of Science, Rehovot, Israel; followed by a post-doctorate training in Brookhaven National Lab, NY, USA; an independent Senior-scientist position at the Weizmann Institute of Science, Israel, for 10 years; and a Prof. level Scientist at the Institute of Plant Sciences, Agriculture Research Organization (ARO), The Volcani Center, Israel, where she established and headed a photo-biology research group for 25 years. Dr. Shahak Ravid additionally served in leading research management functions in Israel, including Chair of Citriculture Department at the ARO; Scientific Director of the Northern Ag R&D Center; the ARO Assistant Director of all Israel Regional Ag R&D Centers; Chair of numerous reviewing committees for the Ministry of Agriculture, and more. Dr. Shahak Ravid spent several research sabbatical years in Brookhaven Lab, NY, and in UC-Davis, CA. She was an active member of the International Society of Horticultural Science (ISHS) and was the organizer and convener of several international symposia and workshops on Plastics in Agriculture, and on Photoselective Netting.

Jodd Readick, age 65

Chief Technology Officer, Precision Ag

Jodd Readick has served as a consultant and advisor to the company in the areas of AI and IoT since its inception in 2016. In July 2021, he started serving as Chief Technology Officer – Precision Agriculture. He created the IoT infrastructure for the company and oversees the development of Opti-Harvest’s next generation of products. Before joining Opti-Harvest, Mr. Readick was founder or Chief Executive Officer of four innovative IoT, remote care and telecommunications companies, all built around technology innovations which he pioneered: User Centric Communications - recognized by Deloitte as the 6th fastest growing high-tech firm in the New York region (1999-2018); Vumber.com - an innovator in anonymous communications (2005-2010); LymeLog - chronic disease precision medicine tracking web app (2017-2019); and DMI Communications - pioneer in prepaid calling (1994-2000). Mr. Readick has designed and managed IoT and telecom infrastructure systems as an entrepreneur and as an executive with DuPont, leading a unit responsible for Rapid Iterative Prototyping, where he was a pioneer in what’s become known as Agile Product Development (1984–1989). Mr. Readick has designed a wide array of IoT, expert systems and telecom systems that transmit and analyze data to improve treatment of chronic diseases, to improve telephone security, to automate debt collection and optimize music sampling and music promotion. Mr. Readick’s entry to IoT was shaped by decades of experience in wired and then wireless communications, serving as the telecommunications subject matter expert for Arthur Anderson working on due diligence and M&A projects with companies such as Samsung, MCI and NextWave Wireless (1997–2003), as advisor to Wells Fargo (1996) on call center architecture, for NYNEX Mobile on routing systems (1985). Since 2017 Mr. Readick has been an angel investor and advised and served on the Board of Advisors for small innovative IoT, AI, remote care, and mobile communications companies, advising them on their infrastructure, user experience and the usability of their AI interfaces, where he is named as an inventor on several their patents. Mr. Readick holds a BA in Psychology from Stony Brook University with an emphasis in Artificial Intelligence (1979).

Jeremy Basich, age 50

Vice President of Sales and Distribution

Mr. Basich has served as our Vice President of Sales and Distribution since January 2022. From January 2021 to December 2021, Mr. Basich was the Director of Member Relations with Blue Diamond Growers. In addition to his professional role, he is a consultant with GLG Gerson Lehrman & Coleman Group. From 2016-2020 Mr. Basich was the VP of Marketing and Operations for JSS Almonds, a privately held almond processor and marketer in Kern County. From 2011-2015 Mr. Basich was the Chief Facilities Officer for Agri-Care, a professional farm services company in which he was responsible for all operational compliance, facilities strategy, profit, and management. He began his career with Costco in 1990. From there he rose into corporate Fresh Produce buying, and summarily was recruited to Wal-Mart corporate offices responsible for fresh meat purchasing for a billion-dollar category. He has financial training from the Walton Business School and has been on various farm advisors’ boards over the last decade.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Director Independence

The Board of Directors periodically reviews relationships that directors have with our company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from us, are not an affiliated person of our company or our subsidiaries (e.g., an officer or a greater than 10% stockholder) and are independent within the meaning of applicable United States laws, regulations and the Nasdaq Capital Market listing rules. In this latter regard, the Board of Directors uses the Nasdaq Marketplace Rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of our directors are independent, solely in order to comply with applicable SEC disclosure rules.

The Board of Directors has determined that our sole director, Jeffrey Klausner, is independent within the meaning of the Nasdaq Marketplace Rules cited above. We believe Jeffrey Klausner is also an audit committee financial expert as that term is defined by listing standards of the national securities exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 under the Securities Exchange Act of 1934.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Family Relationships and Other Arrangements

There are no family relationships among any of our directors or executive officers.

None of our directors or executive officers was selected to serve in their respective roles pursuant to any arrangement or understanding between such director or executive officer and any person.

Committees of the Board of Directors

Our board of directors has established an audit committee and a compensation committee. The composition and responsibilities of each committee of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Although each committee is directly responsible for evaluating certain enumerated risks and overseeing the management of such risks, the entire board of directors is generally responsible for and is regularly informed through committee reports about such risks and any corresponding remediation efforts designed to mitigate such risks. This enables the board of directors and its committees to coordinate the risk oversight role.

Audit Committee

The sole member of our audit committee is Jeffrey Klausner, who also chairs the audit committee. The audit committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. The committee’s responsibilities include, among other things:

●	approve and retain the independent auditors to conduct the annual audit of our financial statements;

●	a review the proposed scope and results of the audit;

●	Review accounting and financial controls with the independent auditors and our financial and accounting staff;

●	Review and approve transactions between us and our directors, officers and affiliates;

●	Recognize and prevent prohibited non-audit services; and

●	Establish procedures for complaints received by us regarding accounting matters; and oversee internal audit functions, if any.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

The audit committee operates under a written charter that will satisfy the applicable standards of the SEC and Nasdaq and which will be available on our website prior to the completion of our initial public offering at www.opti-harvest.com.

Compensation Committee

The sole member of our compensation committee is Jeffrey Klausner, who chairs the compensation committee. The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors also in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include, among other things:

●	review and determine the compensation arrangements for management;

●	establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administer our stock incentive and purchase plans;

●	oversee the evaluation of the Board and management; and

●	review the independence of any compensation advisers engaged by the compensation committee.

Mr. Klausner is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the “Code.”

With respect to director compensation, our compensation committee is responsible for reviewing the compensation paid to members of the board and recommending modifications to board compensation that the compensation committee determines are appropriate and advisable to the board for its approval from time to time. In this regard, the compensation committee may request that management report to the compensation committee periodically on the status of the board’s compensation in relation to other similarly situated companies. The compensation committee operates under a written charter that will satisfy the applicable standards of the SEC and Nasdaq and which will be available on our website prior to the completion of our initial public offering at www.opti-harvest.com.

Nominating and Corporate Governance Committee

Since we do not have a nominating and corporate governance committee comprised of independent directors, the functions that would have been performed by such committee are performed by our directors.

Compensation Committee Interlocks and Insider Participation

None of our directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our board of directors.

Corporate Governance

We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. We understand that corporate governance practices change and evolve over time, and we seek to adopt and use practices that we believe will be of value to our stockholders and will positively aid in the governance of our company. To that end, we regularly review our corporate governance policies and practices and compare them to the practices of other peer institutions and public companies.

We will continue to monitor emerging developments in corporate governance and enhance our policies and procedures when required or when our board determines that it would benefit our Company and our stockholders.

Code of Ethics

We have adopted a written code of ethics that applies to all of our directors, officers and employees in accordance with the rules of the Nasdaq Capital Market and the SEC. We have posted a copy of our code of ethics on our website and intend to post amendments to this code, or any waivers of its requirements, as well.

Stockholder Communications With the Board of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the board of directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our board of directors will continue to monitor whether it would be appropriate to adopt such a process.

Employment Agreements

We have no employment agreements with any of our directors.

Conflicts of Interest

We comply with applicable state law with respect to transactions (including business opportunities) involving potential conflicts. Applicable state corporate law requires that all transactions involving our company and any director or executive officer (or other entities with which they are affiliated) are subject to full disclosure and approval of the majority of the disinterested independent members of our Board of Directors, approval of the majority of our stockholders or the determination that the contract or transaction is intrinsically fair to us. More particularly, our policy is to have any related party transactions (i.e., transactions involving a director, an officer or an affiliate of our company) be approved solely by a majority of the disinterested independent directors serving on the Board of Directors. We expect to have at least three independent directors serving on the Board of Directors and intend to maintain a Board of Directors consisting of a majority of independent directors.

Indemnification of Directors and Executive Officers

Section 145 of the Delaware General Corporation Law provides for, under certain circumstances, the indemnification of our officers, directors, employees and agents against liabilities that they may incur in such capacities. Below is a summary of the circumstances in which such indemnification is provided.

In general, the statute provides that any director, officer, employee or agent of a corporation may be indemnified against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred in a proceeding (including any civil, criminal, administrative or investigative proceeding) to which the individual was a party by reason of such status. Such indemnity may be provided if the indemnified person’s actions resulting in the liabilities: (i) were taken in good faith; (ii) were reasonably believed to have been in or not opposed to our best interests; and (iii) with respect to any criminal action, such person had no reasonable cause to believe the actions were unlawful. Unless ordered by a court, indemnification generally may be awarded only after a determination of independent members of the Board of Directors or a committee thereof, by independent legal counsel or by vote of the stockholders that the applicable standard of conduct was met by the individual to be indemnified.

The statutory provisions further provide that to the extent a director, officer, employee or agent is wholly successful on the merits or otherwise in defense of any proceeding to which he or she was a party, he or she is entitled to receive indemnification against expenses, including attorneys’ fees, actually and reasonably incurred in connection with the proceeding.

Indemnification in connection with a proceeding by us or in our right in which the director, officer, employee or agent is successful is permitted only with respect to expenses, including attorneys’ fees actually and reasonably incurred in connection with the defense. In such actions, the person to be indemnified must have acted in good faith, in a manner believed to have been in our best interests and must not have been adjudged liable to us, unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expense which the Court of Chancery or such other court shall deem proper. Indemnification is otherwise prohibited in connection with a proceeding brought on our behalf in which a director is adjudged liable to us, or in connection with any proceeding charging improper personal benefit to the director in which the director is adjudged liable for receipt of an improper personal benefit.

Delaware law authorizes us to reimburse or pay reasonable expenses incurred by a director, officer, employee or agent in connection with a proceeding in advance of a final disposition of the matter. Such advances of expenses are permitted if the person furnishes to us a written agreement to repay such advances if it is determined that he or she is not entitled to be indemnified by us.

The statutory section cited above further specifies that any provisions for indemnification of or advances for expenses does not exclude other rights under our certificate of incorporation, by-laws, resolutions of our stockholders or disinterested directors, or otherwise. These indemnification provisions continue for a person who has ceased to be a director, officer, employee or agent of the corporation and inure to the benefit of the heirs, executors and administrators of such persons.

The statutory provision cited above also grants us the power to purchase and maintain insurance policies that protect any director, officer, employee or agent against any liability asserted against or incurred by him or her in such capacity arising out of his or her status as such. Such policies may provide for indemnification whether or not the corporation would otherwise have the power to provide for it.

Our bylaws include an indemnification provision under which we have the power to indemnify our directors, officers, former directors and officers, employees and other agents (including heirs and personal representatives) against all costs, charges and expenses actually and reasonably incurred, including an amount paid to settle an action or satisfy a judgment to which a director or officer is made a party by reason of being or having been a director or officer of the Company. Our bylaws further provide for the advancement of all expenses incurred in connection with a proceeding upon receipt of an undertaking by or on behalf of such person to repay such amounts if it is determined that the party is not entitled to be indemnified under our bylaws. No advance will be made by the Company to a party if it is determined that the party is acting in bad faith. These indemnification rights are contractual, and as such will continue as to a person who has ceased to be a director, officer, employee or other agent, and will inure to the benefit of the heirs, executors and administrators of such a person.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Stock Awards (2)	All Other Compensation	Total
Geoffrey Andersen	2022	$16,116	$-	$989,996	$150,000	$-	$1,156,112
Chief Executive Officer (4)	2021	$-	$-	$-	$-	$-	$-

Steve Handy	2022	$220,834	$-	$219,661	$75,000	$7,481	$522,976
Chief Financial Officer and Director of Operations (6)(7)(8)	2021	$123,016	$20,000	$461,825	$-	$3,271	$608,112

Jonathan Destler	2022	$254,125	$-	$-	$75,000	$27,476	$356,601
Chief Executive Officer, Head of Corporate Development (3)	2021	$204,167	$30,000	$6,797,473	$-	$31,675	$7,063,315

Don Danks	2022	$72,000	$-	$-	$75,000	$-	$147,000
President (5)	2021	$72,000	$10,000	$-	$-	$-	$82,000

(1) In 2022, the amounts represent the fair value for 339,300 stock options granted to Mr. Andersen, and 67,860 stock options to Mr. Handy, as part of their employment agreements. In 2021, the amounts represent the fair value for 2,714,400 stock options granted to Mr. Destler, and 203,580 stock options granted to Mr. Handy. The awards are calculated on the date of grant in accordance with Financial Accounting Standards.

(2) In 2022, the amounts represent the fair value for 33,930 restricted stock units (“RSU”) granted to Mr. Andersen, and 19,965 RSUs granted to each Mr. Destler, Mr. Handy, and Mr. Danks during 2022. No RSUs were granted in 2021. The awards are calculated on the date of grant in accordance with Financial Accounting Standards.

(3) In 2022, the amounts listed under the column entitled “All Other Compensation” in the Summary Compensation Table for the year ended December 31, 2022, include matching contributions of $10,120 to our 401(k) Plan, and approximately $17,356 of automobile related expenses. In 2021, include payments of $16,897 for health insurance premiums on behalf of the named executive officer’s dependents, matching contributions of $5,825 to our 401(k) Plan, and approximately $8,953 of automobile related expenses.

(4) Effective December 8, 2022, Mr. Andersen was hired as our Chief Executive Officer.

(5) On October 8, 2021, Mr. Danks resigned as our President and as a member of our Board of Directors. Mr. Danks did not resign due to any disagreement with us on any matter relating to our operations, policies, or practices. Mr. Danks remained employed by us, until he resigned as an employee of the Company on January 9, 2023.

(6) Effective May 17, 2021, Mr. Handy was hired as our Chief Financial Officer and Director of Operations.

(7) For 2022, the amounts listed under the column entitled “All Other Compensation” in the Summary Compensation Table, include matching contributions of $7,481 to our 401(k) Plan. For 2021, the amounts include matching contributions of $3,271 to our 401(k) Plan.

(8) Effective April 7, 2023, Mr. Handy resigned as our Chief Financial Officer and Director of Operations.

Employment Agreements, Termination of Employment, Change-in-Control Arrangements

Geoffrey Andersen, Chief Executive Officer

We and Geoffrey Andersen entered into an Employment Agreement (the “Andersen Agreement”), dated December 8, 2022, which provides for an annual base salary of $250,000 for per annum, for a term of two years. The Andersen Agreement granted Mr. Andersen an option to purchase 339,300 shares of common stock (the “Option Shares”) under our 2022 Stock Incentive Plan, at an exercise price of $4.42 per share, for a term to expire on December 8, 2027, and where 28,275 Option Shares vest monthly over a twelve (12) month period beginning on December 8, 2022. In the event that the Company raises $5,000,000 or more in cash in a single transaction through the sale of equity or debt securities, the Mr. Andersen shall receive an annual base salary $325,000 on an annualized basis. In connection with the Andersen Agreement, the Company granted 33,930 restricted stock units, which expire (i) on December 13, 2023, (ii) in the event that the Company raises $5,000,000 or more in cash in a single transaction through the sale of equity or debt securities, (iii) a merger, asset sale, share exchange or other business combination transaction, or (iv) Approval by the stockholders of the Company of a complete liquidation or dissolution of the Company other than in connection with the transfer of all or substantially all of the assets of the Company to an affiliate or a subsidiary of the Company.

Mr. Andersen is also entitled to participate in our employee benefit programs and provide for other customary benefits. Finally, the Andersen Agreement prohibits Mr. Andersen from engaging in certain activities which compete with us, seeking to recruit its employees, or disclose any of its trade secrets or otherwise confidential information.

Mr. Andersen is entitled to receive severance benefits upon termination of employment with us. Mr. Andersen’s entitlement to such severance benefits shall be conditioned upon Mr. Andersen’s execution and delivery to us of (i) a general release of all claims, (ii) a resignation from all of Mr. Andersen’s positions with us and (iii) an agreement not to directly or indirectly be employed or involved with any business developing or exploiting any products or services that are competitive with products or services (a) being commercially developed or exploited by us during Mr. Andersen’s employment and (b) on which Mr. Andersen worked or about which Mr. Andersen learned proprietary information or trade secrets of us during Mr. Andersen’s employment with us.

If Mr. Andersen voluntarily elects to terminate his employment with us other than by Mr. Andersen’s resignation for good reason or if we terminate Mr. Andersen’s employment for cause, or Mr. Andersen dies or becomes incapacitated or otherwise disabled in such a manner that, in the sole determination of our board of directors, Mr. Andersen cannot reasonably perform the duties to us, then Mr. Andersen shall not be entitled to receive payment of any severance benefits. Mr. Andersen will receive payment for all salary and unpaid vacation accrued as of the date of Mr. Andersen’s termination of employment and Mr. Andersen’s benefits will be continued solely to the extent of our then existing benefit plans and policies in accordance with such plans and policies in effect on the date of termination.

If Mr. Andersen’s employment is terminated by us without cause or by Mr. Andersen’s resignation for good reason prior to or more than 12 months after, a change of control, Mr. Andersen will receive payment for all salary and unpaid vacation accrued as of the date of Mr. Andersen’s termination of employment, and, in addition, Mr. Andersen will be entitled to receive the following severance benefits:

(i) continued payment of his base salary for a period of 12 months following the date of termination, in accordance with our normal payroll practices;

(ii) reimbursement of his premium cost for continuation coverage for the lesser of the first 12 months of continuation coverage or that number of months until Mr. Andersen becomes eligible for reasonably comparable benefits under any future employer’s health insurance plan, provided Mr. Andersen makes a timely election for such continuation coverage and presents reasonably requested documentation of payment of such premiums;

(iii) payment of 100% of Mr. Andersen’s current year discretionary cash bonus;

(iv) accelerated vesting as to 50% of Mr. Andersen’s then unvested option shares; and

(v) reimbursement for up to $20,000 of expenses incurred in obtaining new employment, provided Mr. Andersen submits evidence that is satisfactory to us that the amount involved was expended and related to obtaining new employment.

If Mr. Andersen’s employment is terminated by us without cause or by Mr. Andersen’s resignation for good reason in either case within 12 months following a change of control, Mr. Andersen will receive payment for all salary and unpaid vacation accrued as of the date of Mr. Andersen’s termination of employment, and, in addition, Mr. Andersen will be entitled to receive the following severance benefits:

(i) continued payment of his base salary for a period of 18 months following the date of termination, in accordance with our normal payroll practices;

(ii) reimbursement of his premium cost for continuation coverage for the lesser of the first 18 months of continuation coverage or that number of months until Mr. Andersen becomes eligible for reasonably comparable benefits under any future employer’s health insurance plan, provided Mr. Andersen makes a timely election for such continuation coverage and presents reasonably requested documentation of payment of such premiums;

(iii) payment of 150% of Mr. Andersen’s current year discretionary cash bonus regardless of our or Mr. Andersen’s achievement of the goals referred to in his employment agreement;

(iv) accelerated vesting of 100% of all the unvested stock options; and

(v) reimbursement for up to $50,000 of expenses incurred in obtaining new employment, provided Mr. Andersen submits evidence that is satisfactory to us that the amount involved was expended and related to obtaining new employment.

Steve Handy, Chief Financial Officer, Director of Operations

Effective May 9, 2022, we entered into an employment agreement with Steve Handy to serve as its Chief Financial Officer and Director of Operations (the “CFO Agreement”). The term of employment pursuant to the CFO Agreement is twenty-four months. Mr. Handy’s base salary is $220,000 per annum during the first year of the term and $231,000 during the second year of the term, with 5% annual increases and bonuses at the discretion of the Board of Directors. The CFO Agreement granted Mr. Handy an option to purchase 67,860 shares of common stock (the “Option Shares”) under our 2022 Stock Incentive Plan, at an exercise price of $2.00 per share, for a term to expire on May 9, 2027, and where 2,828 Option Shares vest monthly over a twenty-four (24) month period beginning on May 9, 2021. Mr. Handy is entitled to receive a severance payment of $100,000 if terminated by us without cause. Mr. Handy is entitled to participate in our employee benefit programs and provide for other customary benefits and is prohibited from engaging in certain activities which compete with us, seek to recruit its employees, or disclose any of its trade secrets or otherwise confidential information. The CFO Agreement replaced our prior employment agreement with Mr. Handy. The prior agreement provided for a base salary of $200,000 per annum and granted Mr. Handy an option to purchase 203,580 shares of common stock (the “Option Shares”) under our 2016 Equity Incentive Plan, at an exercise price of $2.95 per share, for a term to expire on May 17, 2031, and where 16,965 Option Shares vest monthly over a twelve (12) month period beginning on May 17, 2021.

Jonathon Destler, Head of Corporate Development

We and Jonathan Destler entered into an Employment Agreement (the “Destler Agreement”) dated December 17, 2018, and as amended on March 31, 2021, which provides for an annual base salary of $250,000 for per annum. The salary will increase by 7% on November 1 of each year, based on the salary due in the year prior to each such 7% increase.

The Destler Agreement also grants to Mr. Destler an option, dated March 31, 2021, to purchase 2,714,400 shares of common stock under the Company’s 2016 Equity Incentive Plan, at an exercise price of $2.95 per share, for a term to expire on April 1, 2031, and where 56,550 shares underlying the option vest monthly, beginning on May 1, 2021.

Mr. Destler shall be granted 678,600 shares of our common stock upon our listing of common stock on any market of the Nasdaq or New York Stock Exchange. Mr. Destler may, in his sole discretion, be granted any part of or all such 678,600 shares in the form of a warrant or option, exercisable at $0.001 per share, for the purchase of 678,600 shares of our common stock, for a term of five (5) years. Mr. Destler’s grant of and right to such 678,600 shares is conditioned upon and subject to Mr. Destler being an employee, officer or director of the Company at the time that the Company’s shares of common stock are listed on the Nasdaq or New York Stock Exchange.

The Destler Agreement also provides for cash bonus(es), payable to Mr. Destler, equal to 10% of first $1,000,000 of our gross profits, 8% of the second $1,000,000 of our gross profits, 6% of the third $1,000,000 of our gross profits, 4% of the fourth $1,000,000 of our gross profits, and 2% of all of our gross profits in excess of $4,000,000. In lieu of any cash payment due to Mr. Destler as a bonus, Mr. Destler, may in his sole discretion, elect to receive shares of our common stock of the Company, valued at $0.75 per share.

The Destler Agreement also provides for a cash fee, payable to Mr. Destler, (i) equal to 3% (the “Transaction Fee”) of the aggregate value of any sale of all or a substantial amount of the assets or the capital stock of us, any sale, merger, consolidation or other event which results in the transfer of control of or a material interest in us or of all or a substantial amount of the assets of us, provided, however, in no event shall the Transaction Fee be less than $750,000, and (ii) equal to 6% (the “Licensing Transaction Fee”) of the aggregate value of any license, partnership or co-promotional agreement, joint venture, alliance, reselling agreement, development agreement and any other such transaction in which we transfer any rights to our technology or intellectual property where the aggregate licensing value is greater than $5,000,000, provided, however, that in no event shall the License Transaction Fee be less than $750,000.

The Destler Agreement also obligates us to pay for Mr. Destler’s costs related to his reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, car and commuting costs not to exceed $1,000 per month, and club membership costs, all of which are payable not later than 10 days after the end of each month. Mr. Destler is also entitled to participate in our employee benefit programs and provide for other customary benefits. Finally, the Destler Agreement prohibits Mr. Destler from engaging in certain activities which compete with us, seek to recruit its employees, or disclose any of its trade secrets or otherwise confidential information.

Mr. Destler is entitled to receive severance benefits upon termination of employment with us. Mr. Destler’s entitlement to such severance benefits shall be conditioned upon Mr. Destler’s execution and delivery to us of (i) a general release of all claims, (ii) a resignation from all of Mr. Destler’s positions with us and (iii) an agreement not to directly or indirectly be employed or involved with any business developing or exploiting any products or services that are competitive with products or services (a) being commercially developed or exploited by us during Mr. Destler’s employment and (b) on which Mr. Destler worked or about which Mr. Destler learned proprietary information or trade secrets of us during Mr. Destler’s employment with us.

If Mr. Destler voluntarily elects to terminate his employment with us other than by Mr. Destler’s resignation for good reason or if we terminate Mr. Destler’s employment for cause, or Mr. Destler dies or becomes incapacitated or otherwise disabled in such a manner that, in the sole determination of our board of directors, Mr. Destler cannot reasonably perform the duties to us, then Mr. Destler shall not be entitled to receive payment of any severance benefits. Mr. Destler will receive payment for all salary and unpaid vacation accrued as of the date of Mr. Destler’s termination of employment and Mr. Destler’s benefits will be continued solely to the extent of our then existing benefit plans and policies in accordance with such plans and policies in effect on the date of termination.

If Mr. Destler’s employment is terminated by us without cause or by Mr. Destler’s resignation for good reason prior to or more than 12 months after, a change of control, Mr. Destler will receive payment for all salary and unpaid vacation accrued as of the date of Mr. Destler’s termination of employment, and, in addition, Mr. Destler will be entitled to receive the following severance benefits:

(i) continued payment of his base salary for a period of 12 months following the date of termination, in accordance with our normal payroll practices;

(ii) reimbursement of his premium cost for continuation coverage for the lesser of the first 12 months of continuation coverage or that number of months until Mr. Destler becomes eligible for reasonably comparable benefits under any future employer’s health insurance plan, provided Mr. Destler makes a timely election for such continuation coverage and presents reasonably requested documentation of payment of such premiums;

(iii) payment of 100% of Mr. Destler’s current year discretionary cash bonus;

(iv) accelerated vesting as to 50% of Mr. Destler’s then unvested option shares; and

(v) reimbursement for up to $100,000 of expenses incurred in obtaining new employment, provided Mr. Destler submits evidence that is satisfactory to us that the amount involved was expended and related to obtaining new employment.

If Mr. Destler’s employment is terminated by us without cause or by Mr. Destler’s resignation for good reason in either case within 12 months following a change of control, Mr. Destler will receive payment for all salary and unpaid vacation accrued as of the date of Mr. Destler’s termination of employment, and, in addition, Mr. Destler will be entitled to receive the following severance benefits:

(i) continued payment of his base salary for a period of 18 months following the date of termination, in accordance with our normal payroll practices;

(ii) reimbursement of his premium cost for continuation coverage for the lesser of the first 18 months of continuation coverage or that number of months until Mr. Destler becomes eligible for reasonably comparable benefits under any future employer’s health insurance plan, provided Mr. Destler makes a timely election for such continuation coverage and presents reasonably requested documentation of payment of such premiums;

(iii) payment of 150% of Mr. Destler’s current year discretionary cash bonus regardless of our or Mr. Destler’s achievement of the goals referred to in his employment agreement;

(iv) accelerated vesting of 100% of all the unvested stock options; and

(v) reimbursement for up to $50,000 of expenses incurred in obtaining new employment, provided Mr. Destler submits evidence that is satisfactory to us that the amount involved was expended and related to obtaining new employment.

Equity Compensation Plan Information

2016 Equity Incentive Plan

On June 20, 2016, we adopted our 2016 Equity Incentive Plan (the “2016 Plan”) allowing the issuance of 1,000,000 shares. On July 13, 2021, our Board of Directors increased the number of common shares authorized to be issued under the 2016 Plan to 7,000,000 shares. The 2016 Plan is for officers, employees, non-employee members of the Board of Directors, and consultants of the Company. The 2016 Plan authorizes the granting of not more than 7,000,000 restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. The 2016 Plan provided that stock options or SAR’s granted can be exercisable immediately as of the effective date of the applicable agreement, or in accordance with a schedule or performance criteria as may be set in the applicable agreement. The exercise price for non-qualified stock options or SAR’s would be the amount specified in the agreement, but shall not be less than the fair value of the Company’s common stock at the date of the grant. The maximum term of options and SARs granted under the 2016 Plan is ten years. As of December 31, 2020, no restricted shares, SAR’s, and incentive and non-qualified stock options to purchase shares of the Company’s common stock options had been issued. The 2016 Plan has expired.

During the year ended December 31, 2021, we granted a total of 2,917,980 stock options to our executive officers related to their employment agreements, as discussed below.

2022 Stock Incentive Plan

On May 17, 2022, the Company’s Board of Directors approved our 2022 Stock Incentive Plan (the “2022 Plan”). Pursuant to the terms of the 2022 Plan, the maximum number of shares of common stock available for the grant of awards under the 2022 Plan shall not exceed 15,000,000. The Plan is for officers, employees, non-employee members of the Board of Directors, and consultants of the Company. The Plan provides for the grant of options, restricted stock, restricted stock units, SAR’s, performance awards, other stock-based awards and dividend equivalents, or any combination of the foregoing.

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2022:

Name and Position	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexrcisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Geoffrey Andersen
(Chief Executive Officer) (A)	-	339,300	339,300	$4.42	12/8/2027
	848	2,545	2,545	$4.42	9/30/2027
	16,965	-	-	$2.95	7/15/2027
	-	-	-	$-	-	-	-	33,930	$150,000

Jonathan Destler (Head of Corporate Development) (B)	1,074,450	1,342,950	1,342,150	$2.95	3/21/2031
	-	-	-	$-	-			16,965	$75,000

Steve Handy
(Chief Financial Officer) (C)	203,580	203,580	-	$2.95	5/21/2031
	19,791	48,069	48,069	$2.95	5/12/2027
	-	-	-	$-	-			16,965	$75,000

(A)	Per Mr. Andersen’s employment agreement, we granted to Mr. Andersen an option to purchase 339,300 shares of common stock under our 2022 Equity Incentive Plan, at an exercise price of $4.42 per share, for a term to expire on December 8, 2027, and where 28,275 Option Shares vest monthly over a twelve (12) month period beginning on December 8, 2022.

(B)	Per Mr. Destler’s employment agreement, we granted to Mr. Destler an option to purchase 2,714,400 shares of common stock under the Company’s 2016 Equity Incentive Plan, at an exercise price of $2.95 per share, for a term to expire on April 1, 2031, and where 56,550 shares underlying the option vest monthly, beginning on May 1, 2021.

(C)	In 2021, per Mr. Handy’s employment agreement, we granted to Mr. Handy an option to purchase 203,580 shares of common stock under our 2016 Equity Incentive Plan, at an exercise price of $2.95 per share, for a term to expire on May 17, 2031, and where 16,965 Option Shares vest monthly over a twelve (12) month period beginning on May 17, 2021. In 2022, per Mr. Handy’s employment agreement, we granted to Mr. Handy an option to purchase 67,860 shares of common stock under our 2016 Equity Incentive Plan, at an exercise price of $2.95 per share, for a term to expire on May 17, 2027, and where 2,828 Option Shares vest monthly over a twenty-four (24) month period beginning on May 17, 2022.

2022 Director Compensation

The following table summarizes the compensation awarded to, earned by, or paid to our non-employee director for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jeffrey Klausner (2)	$28,000	$45,000	-	-	-	$73,000

(1)	The amount represents 10,179 shares of our common stock at the fair value of stock awards granted during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards.
(2)	On July 1, 2021, Mr. Klausner was appointed to our Board of Directors and is our audit committee chair.

Effective July 1, 2021, we pay each non-executive director $5,000 per calendar quarter of service (with an additional $2,000 payment per quarter made to our audit committee chair, if also a director), and, at the election of each director, an equity grant of common stock or an option to purchase common stock, or any combination thereof. If a director elects to receive an option, the exercise price of the option shall be equal to the weighted average closing price of the last 15 trading days of the applicable calendar quarter. If our shares of common stock are not trading on a market, the exercise price shall be equal to the same price of our securities in any offering being made, if any, on the day at the end of the applicable calendar quarter, and if there is no such offering, the last offering price of our securities in its last offering. Any option granted shall have a term of five-years and vest on the date they are granted.

The Company did not enter into any termination of employment during the year ended December 31, 2022.

On December 23, 2022, the Company entered into a change-in-control arrangements with its former Chief Executive Officer and former director, Jonathan Destler.

Litigation against Jonathan Destler, our former Chief Executive Officer and former director, and Don Danks, a former director

On September 30, 2022, a Complaint (the “Complaint”), captioned Securities and Exchange Commission vs. David Stephens, Donald Linn Danks, Jonathan Destler and Robert Lazarus, and Daniel Solomita and 8198381 Canada, Inc., as relief defendants, Case No. ‘22CV1483AJB DEB, was filed in the United States District Court, Southern District of California. In general, the Complaint alleges that Jonathan Destler, a co-founder and our former Chairman and Chief Executive Officer, and a current employee, and Donald Danks, a co-founder, former director, and a former employee, were part of a control group that committed securities fraud in connection with the purchase and sale of securities of Loop Industries, Inc., a Nasdaq-listed company.

On November 22, 2022, an Indictment (the “Indictment”), captioned United States of America v. David Stephens, Donald Danks, Jonathan Destler and Robert Lazarus, Case No. ‘22CR2701 BAS, was filed in the United States District Court, Southern District of California. In general, the Indictment alleges that Mr. Destler and Mr. Danks conspired to and committed securities fraud, based on the same allegations in the Complaint. The indictment also alleges that Donald Danks engaged in money laundering.

Furthermore, the Complaint and the Indictment allege that Mr. Destler and Mr. Danks were part of a control group consisting of four other persons (David Stephens, Jonathan Destler, Don Danks and Robert Lazarus) who used a third person to make an unregistered offering of securities. The third person is a deceased former-stockholder of Opti-Harvest, whose Opti-Harvest shares are now held by his estate.

Transfer of Voting Control of Mr. Destler’s Opti-Harvest Shares to Opti-Harvest

Although Mr. Destler has denied to Opti-Harvest the claims made against them in the Complaint and the Indictment, Mr. Destler agreed to resign his positions as a director, Chief Executive Officer, President and Secretary with Opti-Harvest, and transfer voting control (while retaining ownership) of his shares of common stock and Series A Preferred Stock, to the board of directors of Opti-Harvest. Accordingly, Jeffrey Klausner, Opti-Harvest’s, sole director is the sole trustee of a Voting Trust Agreement, dated December 23, 2022, by and among Opti-Harvest, Inc., Mr. Destler, entities Mr. Destler controls, Mr. Destler’s spouse, and Mr. Klausner, pursuant to which Mr. Klausner, on behalf of Opti-Harvest, votes Mr. Destler’s shares of common stock and Series A Preferred Stock.

It should be noted that the term “Trust” in the title “Voting Trust Agreement” is used for naming convention only, and no trust, as an entity, has been created in connection with the Voting Trust Agreement. Accordingly, Mr. Klausner, as the trustee under the Voting Trust, does not owe any fiduciary duty to Mr. Destler, his affiliated entities, or his spouse, under the Voting Trust Agreement. Mr. Klausner’s sole duty under the Voting Trust Agreement is to vote Mr. Destler’s beneficial ownership in Opti-Harvest securities.

Under the Voting Trust Agreement, Mr. Destler had agreed and consented to the appointment of any member of our board of directors to be appointed a trustee under the Voting Trust Agreement. Therefore, future members of our board of directors may become a trustee under the Voting Trust Agreement. Whether any future member of our board of directors may become a trustee under the Voting Trust Agreement would depend on whether any such new director would want to and agree to becoming a trustee under the Voting Trust Agreement.

The Voting Trust Agreement terminates on the first to occur of (i) final disposition of the proceedings related to the Complaint and the Indictment, or (ii) mutual agreement of Opti-Harvest and Mr. Destler.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2022, the number of shares of our common stock that are beneficially owned by:

(i)	each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock;
(ii)	each named executive officer and director of our Company; and
(iii)	all executive officers and directors as a group.

Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose of or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security, of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages of common stock prior to the offering are calculated based on shares of our common stock issued and outstanding as of the date of this prospectus. Percentages of common stock after the offering are calculated based on 25,748,835 shares of common stock issued and outstanding after our initial public offering (assuming no exercise of the over-allotment option) and based on an assumed public offering price of $4.00 per unit, which is the midpoint of the estimated offering range set forth on the cover page of this prospectus.

We have outstanding warrants, options, and one (1) share of Series A preferred stock, convertible into shares of our common stock.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
5% Stockholders

Touchstone Holding Company LLC (2)	3,450,681	14.5%
Destler Family Trust (2)	1,696,500	7.1%
Vertical Leap Advisors LLC (2)	11,876	*
Allan P Brennan (5)	1,200,896	5.1%

Named Executive Officers and Directors
Jonathan Destler (2)(6)(7)	6,397,219	25.8%
Steve Handy (3)	229,028	*
Geoff Andersen(4)	91,894	*
Jeffrey Klausner	35,627	*
All executive officers and directors as a group (4 individuals)	6,753,768	27.2%

* Less than 1%.______________

(1)	Unless otherwise specified, the address of each of the persons set forth above is in care of Opti-Harvest, Inc., at the address of: 1801 Century Park East, Suite 520, Los Angeles, California 90067.

(2)	Shares held in trust for the benefit of Jonathan Destler under the Voting Trust Agreement, under which Jeffrey Klausner serves as trustee and has voting power. Includes 3,450,681 shares held indirectly by Touchstone Holding Company LLC, 1,696,500 shares held by Destler Family Trust, 5,938 held by Vertical Leap LLC, and 1,244,100 shares of common stock that Mr. Destler has the right to acquire within 60 days of December 31, 2022 through the exercise of options. Mr. Destler has voting and dispositive control over shares held by Touchstone Holding Company LLC, Destler Family Trust, and Vertical Leap Advisors LLC.

(3)	Includes 229,028 shares of common stock that Mr. Handy has the right to acquire within 60 days of December 22, 2022 through the exercise of options.

(4)	Includes 16,965 shares held directly by Mr. Andersen, and 74,929 shares of common stock that Mr. Andersen has the right to acquire within 60 days of December 22, 2022 through the exercise of options.

(5)	Includes 366,444 shares held indirectly by Allan P and Marth S Brennan Revocable Trust dtd 12/21/1996, 27,144 shares held indirectly by Allan Brennan and Martha S Brennan Trustee FBO the Allan Patrick Brennan and Martha Stella Brennan Trust, and 705,744 shares of common stock held directly by Allan P Brennan, and 101,564 shares of common stock held directly by Allan Brennan.

(6)	Shares held in trust for the benefit of Jonathan Destler under the Voting Trust Agreement, under which Jeffrey Klausner serves as trustee and has voting power. We have one share of Series A preferred stock outstanding, held by our co-ounder and Head of Corporate Development, Jonathan Destler. The Series A preferred stock entitles its holder to a number of votes that is equal to 110% of the issued and outstanding shares of our common stock. Holders of our common stock and Series A preferred stock will generally vote together as a single class, unless otherwise required by law or our certificate of incorporation.

(7)	Mr. Destler resigned as Chief Executive Officer and a director on December 8, 2022 and currently serves as the Company’s Founder and Head of Corporate Development. Mr. Destler also resigned as President on December 8, 2022, and as Secretary on January 5, 2022.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director and Officer Indemnification and Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Our Certificate of Incorporation and our bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the DGCL. We also intend to purchase a policy of directors’ and officers’ liability insurance that will insure our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

Voting Trust Agreement

On December 23, 2022, we entered into a Voting Trust Agreement (the “Voting Trust Agreement”) with Jonathan Destler, our Founder and our Head of Corporate Development. The voting trust created under the Voting Trust Agreement holds all shares of common stock and the one share of Series A Preferred Stock held by Mr. Destler, and vests in the trustee, the power to vote the shares held by Mr. Destler in any stockholder vote or written consent in lieu of a stockholders’ meeting. The terms and conditions of the Voting Trust Agreement provides that the members of our board of directors have full discretion to appoint a trustee to vote the shares. The current sole trustee of the voting trust is Jeffrey Klausner, our sole director. The voting trustee does not have any economic rights or investment power with respect to the shares of common stock and Series A Preferred Stock transferred to the voting trust; their rights consist solely of voting rights. The Voting Trust Agreement will terminate on the first to occur of (i) final disposition of (a) Securities and Exchange Commission vs. David Stephens, Donald Linn Danks, Jonathan Destler and Robert Lazarus (and Daniel Solomita and 8198381 Canada, Inc., as Relief Defendants), Case No. ‘22CV1483AJB DEB, filed in the United States District Court, Southern District of California on September 30, 2022, and (b) Untied States of America v. David Stephens, Donald Danks, Jonathan Destler and Robert Lazarus, Case No. ‘22 CR2701 BAS, filed in the United States District Court, Southern District of California on November 22, 2022, or (ii) mutual agreement of the Company and Mr. Destler.

Agreements with DisperSolar LLC and Mr. Booth

Both Yosepha Shahak Ravid and Nicholas Booth are members of DisperSolar LLC, a California limited liability company (“DisperSolar”) and are named inventors of the acquired patents from Dispersolar, discussed below. Effective July 1, 2021, Ms. Shahak Ravid, our Chief Science Officer, and Mr. Booth, our Chief Technology Officer, were employed by us. As of the date of this annual report, DisperSolar has received payments of $600,000, and Mr. Booth has received no payments.

Patent Purchase Agreement with DisperSolar LLC

On April 7, 2017, we and DisperSolar entered into a Patent Purchase Agreement (the “Agreement”) pursuant to which we acquired certain patents of DisperSolar. DisperSolar developed the patents for harvesting, transmission, spectral modification and delivery of sunlight to shaded areas of plants.

We agreed to pay the following for the acquisition of DisperSolar’s intellectual property:

(i)	Initial Payment: $150,000 deposited into the account of DisperSolar within 10 days of the effective date.

(ii)	Initial Milestone Payments: Additional payments in the aggregate combined amount up to $350,000 upon reaching defined milestones, of which $50,000 was paid in 2017, $200,000 in 2018, and $100,000 in 2021.

(iii)	Earnout Payments: $800,000 paid on the on-going basis at a rate of 50% of gross margin and/or license revenue from the date of the first commercial sale of a covered product or the first receipt by us of license revenue, until the aggregate combined gross margin and license revenue reach $1,600,000.

On December 6, 2018, we and DisperSolar amended the Agreement by increasing the milestone payments from $350,000 to $450,000.

As of December 31, 2022, we had an $800,000 earnout obligation payable on the on-going basis at a rate of 50% of gross margin and/or license revenue from the date of the first commercial sale of a covered product or the first receipt by purchaser of license revenue, until the aggregate combined gross margin and license revenue reach $1.6 million.

We are obligated to pay to DisperSolar royalties, as follows:

(i)	Following the recognition by us of the first $1,600,000 in aggregate combined gross margin and license revenue, and until we pay to DisperSolar an aggregate amount in royalties of $30,000,000, we shall pay to DisperSolar royalties on sales of covered products at a rate of 8% of gross margin.

(ii)	Once we have paid to DisperSolar an aggregate amount in royalties of $30,000,000, we shall pay to DisperSolar royalties on sales of covered products at a rate of 4.75% of gross margin until the earlier of (x) such time as covered products are not covered by any claims of any assigned patent, and (y) the date of the consummation of a “Strategic Transaction.”

“Strategic Transaction” means a transaction or a series of related transactions that results in an acquisition of the Company by a third party, including by way of merger, purchase of capital stock or purchase of assets or change of control or otherwise.

For the years ended December 31, 2022 and 2021, the Company recorded no earnout or royalty payment obligations as no gross margin was realized.

Strategic Transaction

We will pay to DisperSolar 7.6% of all license consideration received by us until the date of the consummation of a strategic transaction.

Strategic Transaction Consideration. “Strategic Transaction Consideration” means any cash consideration and the fair market value of any non-cash consideration paid to us by any acquirer as consideration for the Strategic Transaction, less the costs and expenses incurred by us for the purpose of consummating the Strategic Transaction. We will pay to DisperSolar a percentage of all license consideration received us as follows:

(i)	3.8% of the first $50,000,000 of the Strategic Transaction Consideration;
(ii)	5.7% of the next $100,000,000 of the Strategic Transaction Consideration (i.e., over $50,000,000 and up to $150,000,000);
(iii)	7.6% of Strategic Transaction Consideration over $150,000,000.

Inventor Royalty

On July 5, 2019, we and Mr. Booth entered into a Royalty Agreement. Mr. Booth is a member of Dispersolar, LLC and a named inventor of the acquired patents from Dispersolar, LLC discussed above. Effective July 1, 2021, Mr. Booth was employed by us as our Chief Technology Officer.

We will pay Mr. Booth a percentage of all license consideration received by us as follows:

(a) Once we have paid to DisperSolar an aggregate amount in royalties of $30,000,000 under the Agreement, we will pay to Booth a percentage of all royalties on sales of covered products at a rate of 0.25% of gross margin until the earlier of (x) such time as covered products are not covered by any claims of any assigned patent, and (y) the date of the consummation of a Strategic Transaction.

(b) We will pay to Booth a percentage of all license consideration received us on the same terms as payable by us to DisperSolar under the Agreement, except that the percentages of license consideration due to Booth shall be as follows:

(a)	0.4% of all license consideration received by us until the date of consummation of a Strategic Transaction;
(b)	0.2% of the first $50,000,000 of the Strategic Transaction Consideration;
(c)	0.3% of the next $100,000,000 of the Strategic Transaction Consideration (i.e., over $50,000,000 and up to $150,000,000); and
(d)	0.4% of Strategic Transaction Consideration over $150,000,000.

For the years ended December 31, 2022 and 2021, no amounts were due for earnouts or royalties.

Policies and Procedures for Related Party Transactions

We do not have a formal policy regarding approval of transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Board approves the annual audit engagement in advance. The Board also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal year 2022 and 2021 non-audit services listed below were pre-approved.

Audit and Audit-Related Fees: This category includes the audit of our annual financial statements and review of financial statements included in our annual and periodic reports that are filed with the SEC. This category also includes services performed for the preparation of responses to SEC correspondence, travel expenses for our auditors, on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control and other matters.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees: This category consists of fees for services other than the services described above.

Description	December 31, 2022	December 31, 2021
Audit fees	$135,764	$94,900
Audit-related fees	-	-
Tax fees	3,932	10,400
All other fees	-	-
Total	$139,696	$105,300

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description

3.1.1	Certificate of Incorporation
3.1.2	Certificate of Amendment
3.1.3	Certificate of Designation
3.1.4	Certificate of Amendment
3.1.5	First Amendment to Certificate of Designation
3.2	Bylaws
4.2	Form of Warrant
4.3	Form of Senior Convertible Promissory Note
4.4	Form of Convertible Promissory Note
4.5	Amendment No. 1 to Senior Convertible Promissory Note
4.6	Amendment No. 2 to Senior Convertible Promissory Note
4.7	Amendment No. 3 to Senior Convertible Promissory Note
4.8	Form of Representative’s Warrant (included in Exhibit 1.1)
4.9	Form of Warrant Agency Agreement by and between Opti-Harvest, Inc. and Colonial Stock Transfer Company, Inc.
4.10	Form of Common Stock Purchase Warrant (included in Exhibit 4.2)
4.11	Form of Warrant
4.12	Form of Promissory Note, dated February 21, 2023
9.1	Voting Trust Agreement, dated December 23, 2022, by and among Jonathan Destler, Deborah Destler, Destler Family Trust, Touchstone Holding Company LLC, a California limited liability company, and Jeffrey Klausner
10.1#*	2016 Equity Incentive Plan
10.2#*	2022 Stock Incentive Plan
10.3#*	Form of Indemnification Agreement
10.4	Form of Note and Warrant Purchase Agreement
10.5	Form of Amended and Restated Investors’ Rights Agreement
10.6	Restated Patent Purchase Obligation with DisperSolar LLC
10.7	Letter Agreement with Nick Booth Regarding Restated Patent Purchase Obligation with DisperSolar LLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Previously filed.

*This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

# Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTI-HARVEST, INC.

By:	/s/ Geoffrey Andersen
Name:	Geoffrey Andersen
Title:	Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 17, 2023	By:	/s/ Geoffrey Andersen
	Name:	Geoffrey Andersen
	Title:	Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

Dated: April 17, 2023	By:	/s/ Jeffrey Klausner
	Name:	Jeffrey Klausner
	Title:	Director

