Form 10-Q
period 2023-03-31
Opti-Harvest, Inc.
filed 2023-05-18
CIK 1753945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 24,035,368 shares of common stock outstanding as of May 17, 2023.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the development and protection of our brands and other intellectual property, (ii) the need to raise capital to meet business requirements, (iii) significant fluctuations in marketing expenses, (iv) the ability to achieve and expand significant levels of revenues, or recognize net income, from the sale of our products, (v) management’s ability to attract and maintain qualified personnel necessary for the development and commercialization of its planned products, (vi) the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy, and (vii) other information that may be detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”). Please consider our forward-looking statements in light of those risks as you read this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTI-HARVEST, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$12,000	$172,000
Accounts receivable	6,000	1,000
Prepaid expense and other current assets	75,000	101,000
Total Current Assets	93,000	274,000

Rental equipment, net of accumulated depreciation of $45,000 and $26,000, respectively	85,000	104,000
Property and equipment, net of accumulated depreciation of $1,200,000 and $1,078,000, respectively	911,000	1,033,000
Deferred offering costs	52,000	52,000
Total Assets	$1,141,000	$1,463,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$2,708,000	$2,263,000
Due to related party	5,000	-
Deferred revenue	49,000	68,000
Convertible notes payable, net of debt discount of $110,000 and $0, respectively	3,661,000	3,491,000
Current portion of loan payable (includes a $225,000 note payable to a related party)	238,000	13,000
Total Current Liabilities	6,661,000	5,835,000

Loan payable, less current portion	53,000	56,000
Deferred revenue, less current portion	36,000	36,000
Total Liabilities	6,750,000	5,927,000

Commitments and Contingencies

Shareholders’ Deficiency
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 1 share of Series A issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,954,368 and 23,799,730 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,000	2,000
Additional paid-in-capital	32,410,000	30,674,000
Accumulated deficit	(38,021,000)	(35,140,000)
Total Shareholders’ Deficiency	(5,609,000)	(4,464,000)

Total Liabilities and Shareholders’ Deficiency	$1,141,000	$1,463,000

The accompanying notes are an integral part of these condensed financial statements.

OPTI-HARVEST, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2023 and 2022

(Amounts rounded to nearest thousands, except share and per share amounts)
(Unaduited)

	Three Months Ended March 31,
	2023	2022

Revenues
Equipment rentals	$19,000	$-
Product sales	5,000	1,000
Total revenues	24,000	1,000

Cost of revenues
Rental depreciation	19,000	-
Product sales	4,000	1,000
Total cost of revenues	23,000	1,000
Gross profit (loss)	1,000	-

Operating expenses:
Selling, general and administrative expense	2,290,000	2,206,000
Research and development expense	403,000	645,000
Total operating expenses	2,693,000	2,851,000

Loss from operations	(2,692,000)	(2,851,000)

Other expenses
Interest expense	(189,000)	(856,000)
Total other expense	(189,000)	(856,000)

Net Loss	$(2,881,000)	$(3,707,000)

Loss per share – basic and diluted	$(0.12)	$(0.17)

Weighted average number of shares outstanding – basic and diluted	23,852,133	22,013,808

The accompanying notes are an integral part of these condensed financial statements.

OPTI-HARVEST, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

(Amount rounded to nearest thousands, except share amount)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2022	23,799,730	$2,000	1	$-	$30,674,000	$(35,140,000)	$(4,464,000)
Fair value of vested options		-		-	730,000		730,000
Fair value of vested restricted stock units		-		-	172,000		172,000
Fair value of common shares issued for services	110,127	-		-	586,000		586,000
Fair value of warrants issued as a debt discount		-		-	110,000	-	110,000
Common shares issued with convertible notes	6,000	-		-	24,000		24,000
Common shares issued on the exercise of warrants	38,511	-		-	114,000	-	114,000
Net Loss						(2,881,000)	(2,881,000)
Balance, March 31, 2023 (Unaudited)	23,954,368	$2,000	1	$-	$32,410,000	$(38,021,000)	$(5,609,000)

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2021	21,990,132	$2,000	1	$-	$20,345,000	$(19,190,000)	$1,157,000
Fair value of vested options and warrants issue for services	-	-		-	716,000	-	716,000
Fair value of common shares issued for services	138,265	-		-	612,000	-	612,000
Common shares issued on the exercise of warrants	42,413	-		-	125,000	-	125,000
Net Loss						(3,707,000)	(3,707,000)
Balance, March 31, 2022 (Unaudited)	22,170,810	$2,000	1	$-	$21,798,000	$(22,897,000)	$(1,097,000)

The accompanying notes are an integral part of these condensed financial statements.

OPTI-HARVEST, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

(Amounts rounded to nearest thousands)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(2,881,000)	$(3,707,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	122,000	124,000
Depreciation of rental equipment	19,000	-
Amortization of debt discount	69,000	750,000
Fair value of common stock issued for services	586,000	612,000
Fair value of vested options and warrants	730,000	716,000
Fair value of vested restricted stock units	172,000	-
Changes in operating assets and liabilities
Accounts receivable	(5,000)	18,000
Inventory	-	(415,000)
Prepaid expenses and other current assets	26,000	41,000
Accounts payable and accrued expenses	445,000	745,000
Deferred revenues	(19,000)	-
Net cash used in operating activities	(736,000)	(1,116,000)

Cash Flows from Investing Activities
Deposits on purchase of equipment	-	(9,000)
Net cash used in investing activities	-	(9,000)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	114,000	126,000
Proceeds from notes payable	180,000	-
Proceeds from convertible notes payable	280,000	-
Advances from related party	5,000	-
Deferred offering costs	-	(27,000)
Repayment of loans payable	(3,000)	(2,000)
Net cash provided by financing activities	576,000	97,000

Net decrease in cash	(160,000)	(1,028,000)
Cash beginning of period	172,000	1,715,000
Cash end of period	$12,000	$687,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,000	$3,000
Cash paid for income taxes	$-	$-

Noncash financing and investing activities:
Fair value of warrants recorded as a debt discount	$110,000	$-
Common stock issued as s debt discount	$24,000	$-
Issuance of loan payable for vehicle purchase	$-	$40,000

The accompanying notes are an integral part of these condensed financial statements.

OPTI-HARVEST, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

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

Opti-Harvest was formed in the State of Delaware on June 20, 2016. Our principal executive offices are located at 190 N Canon Dr., Suite 304, Beverly Hills, California 90210. Our website address is www.opti-harvest.com.

Effective on February 22, 2023, the Board of Directors and stockholders have approved resolutions authorizing a reverse stock split of the outstanding shares of the Company’s common stock on the basis of 0.6786 shares for every one share of common stock. All shares and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2023, the Company recorded a net loss of $2.9 million, used cash in operations of $736,000, and had a stockholders’ deficit balance of $5.6 million at March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2023, the Company had cash on hand in the amount of $12,000. Subsequent to March 31, 2023, the Company received proceeds of $405,000 on the sale of promissory notes and a $20,000 advanced from a related party (see Note 10). The Company believes it has enough cash to sustain operations through May 31, 2023. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Note 2 – Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include depreciable lives of rental equipment and property and equipment, impairment testing of recorded long-term tangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in the determination of the Company’s liquidity.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At March 31, 2023 and December 31, 2022, the inventory is fully reserved for slow moving and potentially obsolete inventory.

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

As of March 31, 2023, future operating lease income and future lease payments to be received from equipment rentals are as follows:

Years Ending December 31,	Future Operating Lease Income	Future Lease Payments
2023 (remaining)	$49,000	$-
2024	36,000	-
Total	$85,000	$-

Receivables and contract assets and liabilities

The Company manages credit risk associated with its accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 842.

The Company does not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers more than recognizable revenue. The Company recognized $19,000 of revenues during the three months ended March 31, 2023, that was included in the Company’s deferred revenue balance at December 31, 2022.

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

For the three months ended March 31, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2023	March 31, 2022
Warrants	4,122,570	4,421,663
Options	3,465,101	3,012,984
Senior convertible notes	1,666,417	1,074,058
Restricted stock units	169,650	-
Series A Preferred	1	1
Total	9,423,739	8,508,706

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

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was a private company as of March 31, 2023 and prior and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the agriculture technology industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

During the three months ended March 31, 2023 and 2022, common shares of the Company were not publicly traded. As such, during the period, the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

Research and Development

Research and development costs include advisors, consultants, legal, software licensing, product design and development, data monitoring and collection, field trial installations, and travel related expenses. Research and development costs are expensed as incurred. During the three months ended March 31, 2023 and 2022, research and development costs were approximately $403,000 and $645,000, respectively.

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

Net Sales. The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. Three customers accounted for 58%, 21%, and 17% of the Company’s sales during the three months ended March 31, 2023. Three customers accounted for 70%, 20%, and 10% of the Company’s sales during the year ended March 31, 2022. No other customers accounted for sales in excess of 10% for the three months ended March 31, 2023 and 2022.

Accounts receivable. As of March 31, 2023, the Company had accounts receivable from two customers which comprised 78% and 20% of its accounts receivable, respectively. As of December 31, 2022, the Company had accounts receivable from one customer which comprised 100% of its accounts receivable. No other customers exceeded 10% of accounts receivable in either period.

Accounts payable. As of March 31, 2023, the Company’s had two vendors which comprised 49% and 15% of total accounts payable, respectively. As of December 31, 2022, the Company’s had two vendors which comprised 53% and 13% of total accounts payable, respectively. No other vendors exceeded 10% of gross accounts payable in either period.

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

Note 3 – Rental Equipment

Rental equipment includes the Company’s Opti-Gro, Opti-Shields, and Opti-Panel product lines which are being lease to customers under operating leases. Rental equipment is comprised of the following:

	March 31, 2023	December 31, 2022
Rental equipment	$130,000	$130,000
Accumulated depreciation	(45,000)	(26,000)
Net book value	$85,000	$104,000

Depreciation expense for the three months ended March 31, 2023 and 2022 was $19,000 and $0, respectively.

Note 4 – Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2023	December 31, 2022
Tools and molds	$1,990,000	$1,990,000
Computer equipment	8,000	8,000
Vehicles	113,000	113,000
Total cost	2,111,000	2,111,000
Accumulated depreciation	(1,200,000)	(1,078,000)
Net book value	$911,000	$1,033,000

Depreciation expense for the three months ended March 31, 2023 and 2022, was $122,000 and $124,000, respectively.

Note 5 – Convertible Notes Payable and Warrants

Convertible notes payable consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Senior Convertible Notes and Warrants (a)	$3,491,000	$3,491,000
Convertible Notes and Warrants (b)	250,000	-
Convertible Note and Restricted Shares (c)	30,000
Total notes payable	3,771,000	3,491,000
Less debt discount	(110,000)	-
Notes payable, net of discount	$3,661,000	$3,491,000

(a)	Senior Convertible Notes and Warrants

During the year ended December 31, 2021, the Company sold approximately $3,591,000 of Senior Convertible Promissory Notes (the “Notes”) and 2,437,012 warrants (the “Warrants”). The Notes accrue interest at a rate of twelve percent (12%) per annum.

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

The accrued interest balance was $529,000 at December 31, 2022. During the three months ended March 31, 2023, the Company added $109,000 of accrued interest, leaving an accrued interest balance of $638,000 at March 31, 2023. Accrued interest in included in accounts payable and accrued expenses in the accompanying balance sheets.

Total principal balance owed was $3,941,000 at March 31, 2023 and December 31, 2022. As of March 31, 2023, approximately 1,588,292 shares of common stock were potentially issuable under the conversion terms of the Notes.

(b)	Convertible Promissory Notes and Warrants

In January and February 2023, the Company sold $250,000 of Convertible Promissory Notes (the “Notes”) and 42,413 warrants (the “Warrants”). The Notes accrue interest at a rate of ten percent (10%) per annum. The outstanding principal amount of this Notes, together with all accrued but unpaid interest thereon, shall be due and payable on the date that is 12 months from the date of the Notes (the “Initial Maturity Date”); provided, however, that the Company may, at its option, extend such maturity date an additional six (6) months (such option, the “Extension Option” and such extended maturity date, (the “Extended Maturity Date”). The date on which this Note matures, whether the Initial Maturity Date or the Extended Maturity Date, is the “Maturity Date.” The principal amount of this Note shall be subject to increase as follows:

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

The total of the allocated relative fair value of warrants issued of $109,000 were capitalized and recorded as a debt discount and are amortized over the remaining life of the Notes. Amortization of debt discount was approximately $24,000 for the three months March 31, 2023, which was recorded as a component of interest expense in the accompanying statement of operations, leaving a $86,000 unamortized debt discount balance at March 31, 2023.

During the three months ended March 31, 2023, the Company added $5,000 of accrued interest, leaving an accrued interest balance of $5,000 at March 31, 2023. Accrued interest in included in accounts payable and accrued expenses in the accompanying balance sheets.

Total principal balance owed was $250,000 at March 31, 2023. As of March 31, 2023, approximately 78,125 shares of common stock were potentially issuable under the conversion terms of the Notes.

(c)	Convertible Promissory Notes and Restricted Shares

On March 24, 2023, the Company sold a $30,000 Convertible Promissory Notes (the “Note”). These Note will accrue interest at a rate of twelve percent (12%) per annum, compounded annually, until maturity or conversion hereof. The interest payable hereunder shall automatically accrue and be capitalized to the principal amount of this Note (“PIK Interest”), and shall thereafter be deemed to be a part of the principal amount of this Note, unless such interest is paid in cash on or prior to the maturity date of the Notes. The Notes shall be due and payable on the date that is six (6) months from the date of the Notes (the “Initial Maturity Date”); provided, however, that the Company and Lender may, upon mutual written agreement, extend such maturity date an additional six (6) months (such extended maturity date, (the “Extended Maturity Date”). The Lender shall have the right, but not the obligation, at any time to convert all, or any portion, of the outstanding principal balance of the Notes into shares of Common Stock at a conversion price equal to either (i) $3.00 per share, or (ii) the price at which shares of Common Stock are first sold to the public in a Qualified Public Offering. The Company shall issue 20,000 shares of common stock of the Company for each $100,000 invested by an Investor, provided, however, that if an Investor invests a sum of funds which does not round to $100,000, the Company shall issue to such Investor Shares on a pro rata basis, based on an issuance of 20,000 Shares for each $100,000 invested. If the company enters into a subsequent financing with another individual or entity (a “Third Party”) on terms that are more favorable to the Third Party, the agreements between the company and the Investors shall be amended to include such better terms so long as the Notes are outstanding.

The Company issued 6,000 shares of common stock related to the Note, which the Company determined had a fair value of $24,000, were capitalized and recorded as a debt discount and are being amortized over the remaining life of the Note. The debt discount balance was $24,000 at March 31, 2023.

Total principal balance owed was $30,000 at March 31, 2023.

Note 6 – Loans Payable

Loan payable consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Automobile loans (a)	$66,000	$69,000
Unsecured promissory note – related party (b)	225,000	-
Total notes payable	291,000	69,000
Notes payable, current portion	(238,000)	(13,000)
Notes payable, net of current portion	$53,000	$56,000

(a)	Automobile Loans

On November 20, 2020, the Company financed the purchase of a vehicle for $40,000. The loan term is for 59 months, annual interest rate of 4.49%, with monthly principal and interest payments of $745, and secured by the purchased vehicle. The loan balance was $40,000 at December 31, 2020. The loan balance was $24,000 at December 31, 2022. During the three months ended March 31, 2023, the Company made principal payments of $2,000, leaving a loan balance of $22,000 at March 31, 2023, of which $8,000 was recorded as the current portion of loan payable on the accompanying balance sheet.

On January 20, 2022, the Company financed the purchase of a second vehicle for $49,000. The loan term is for 71 months, annual interest rate of 15.54%, with monthly principal and interest payments of $1,066, and secured by the purchased vehicle. The loan balance was $45,000 at December 31, 2022. During the three months ended March 31, 2023, the Company made principal payments of $1,000, leaving a loan balance of $44,000 at December 31, 2022, of which $5,000 was recorded as the current portion of loan payable on the accompanying balance sheet.

(b)	Unsecured Promissory Note – Related Party

On February 21, 2023, the Company sold $225,000 of Unsecured Promissory Note (the “Note”) to Donald Danks, a former member of the Company’s Board of Directors. The Company received net proceeds of $180,000 after deducting an original issue discount of 20%, or $45,000, which was recorded as a debt discount. The note bears no interest and matures of March 21, 2023 (“Initial Maturity Date”). If a Qualified Public Offering does not occur before the Initial Maturity Date, the outstanding principal amount of this Note, together with all accrued but unpaid interest thereon, shall be paid from funds from any offer and sale of Lender of equity or debt securities whereby Lender obtains gross cash proceeds in an amount not less than Five Hundred Thousand Dollars ($500,000). If a Qualified Public Offering does not occur before the Initial Maturity Date, this Note will accrue interest at a rate of twelve percent (12%) per annum. The Company may prepay the Note, or any portion outstanding, at any time and from time to time prior to Maturity Date without notice and without the payment of any premium, fee, or penalty.

The total of the original issue discount of $45,000 were capitalized and recorded as a debt discount and are amortized over the remaining life of the Note. Amortization of debt discount was $45,000 for the three months ended March 31, 2023, which was recorded as a component of interest expense in the accompanying condensed statement of operations, leaving no remaining unamortized debt discount balance at March 31, 2023.

Total principal balance owed was $225,000 at March 31, 2023. During the three months ended March 31, 2023, the Company added $3,000 of accrued interest, leaving an accrued interest balance of $3,000 at March 31, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying balance sheets.

Note 7 – Shareholders’ Equity

Common Shares Issued on Exercise of Warrants

During the three months ended March 31, 2023, the Company received proceeds of $114,000 on the exercise of 38,511 warrants for the purchase of 38,511 shares of common stock, at exercise price of $2.95 per share.

During the three months ended March 31, 2022, the Company received proceeds of $125,000 on the exercise of 42,413 warrants for the purchase of 42,413 shares of common stock, at exercise price of $2.95 per share.

Common Shares Issued for Services

The Company enters into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis and sales and marketing activities. In addition, the Company issued shares to a director for board service.

During the three months ended March 31, 2023, the Company issued 110,127 shares of common stock for services, with a fair value of approximately $586,000 at date of grant.

During the three months ended March 31, 2022, the Company issued 138,265 shares of common stock for services, with a fair value of approximately $612,000 at date of grant.

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

As of March 31, 2023 and December 31, 2022, no shares of common stock were issued. As of December 31, 2022, the aggregate amount of unvested compensation related to RSUs was approximately $362,000. During the three months ended March 31, 2023, the Company recognized $172,000 of compensation expense relating to vested RSUs. As of March 31, 2023, the aggregate amount of unvested compensation related to RSUs was approximately $190,000 which will be recognized as an expense as the options vest in future periods through December 8, 2023.

Summary of Warrants

A summary of warrants for the three months ended March 31, 2023, is as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2022	4,118,668	$4.59
Warrants granted	42,413	3.20
Warrants exercised	(38,511)	2.95
Warrants expired or forfeited	-	-
Balance outstanding, March 31, 2023	4,122,570	$4.56
Balance exercisable, March 31, 2023	4,122,570	$4.56

Information relating to outstanding warrants at March 31, 2023, summarized by exercise price, is as follows:

			Outstanding	Exercisable
Exercise Price Per Share	Share	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$2.95	135,719	1.25	$2.95	135,719	$2.95
$3.20	42,413	0.80	$3.20	42,413	$0.80
$4.42	1,188,483	0.25	$4.42	1,188,483	$4.42
$4.60	2,437,012	1.54	$4.60	2,437,012	$4.60
$5.89	318,943	1.25	$5.89	318,943	$5.89
	4,122,570	1.09	$4.56	4,122,570	$4.56

As of March 31, 2023, both the outstanding and exercisable warrants have an intrinsic value of $177,000. The aggregate intrinsic value was calculated as the difference between the estimated market value of $4.00 per share as of March 31, 2023, and the exercise price of the outstanding warrants.

Warrants Issued with Convertible Notes Payable

In January and February 2023, the Company sold approximately $250,000 of Convertible Promissory Notes and 42,413 warrants (see Note 5). Each Warrant is exercisable at a price equal to 80%, or $3.20, of our initial public offering price, currently anticipated to be $4.00 per share. The aggregate fair value of the warrants was determined to be $110,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: fair value of our stock price of $4.00 per share based on recent prospectus, expected term of one year, volatility of 91%, dividend rate of 0%, and weighted average risk-free interest rate of 4.72%.

During the three months ended March 31, 2023 and 2022, the Company recognized $0 and $32,000 of compensation expense relating to vested warrants, respectively. As of March 31, 2023, no unvested compensation related to these warrants remained.

Summary of Options

A summary of stock options for the three months ended March 31, 2023, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Balance outstanding, December 31, 2022	3,467,646	$3.10
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(2,545)	4.42
Balance outstanding, March 31, 2023	3,465,101	$3.10
Balance exercisable, March 31, 2023	1,768,884	$3.05

Information relating to outstanding options at March 31, 2023, summarized by exercise price, is as follows:

			Outstanding	Exercisable
Exercise Price Per Share	Share	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$2.95	3,097,809	7.77	$2.95	1,640,233	$2.95
$4.42	367,292	4.65	$4.42	128,651	$4.42
	3,465,101	7.43	$3.10	1,768,884	$3.05

During the three months ended March 31, 2023 and 2022, the Company recognized $730,000 and $684,000 of compensation expense relating to vested stock options, respectively. As of March 31, 2023, the aggregate amount of unvested compensation related to stock options was approximately $4.4 million which will be recognized as an expense as the options vest in future periods through May 2025.

As of March 31, 2023, the outstanding and exercisable options have an intrinsic value of $3.3 million and $1.7 million, respectively. The aggregate intrinsic value was calculated as the difference between the estimated market value of $4.00 per share as of March 31, 2023, and the exercise price of the outstanding options.

Note 8 – Commitment and Contingencies

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

Advisory Agreements

During the years ended December 31, 2022 and 2021, the Company entered into various advisory agreements in connect with transactions in which the Company, directly or indirectly through one or more affiliates, raises debt capital or receives a loan from one or more investors identified. The advisory agreements generally expire on the date specified by either the advisory firm or the Company, and with 30 days’ notice of termination. The Company agreed to pay up to six percent (6%) of the capital raised if the funding is in the form of debt, equity, mezzanine structure or subordinated debt structure or any other type of transaction. As of March 31, 2023, no transaction has occurred related to the advisor agreements.

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

As of March 31, 2023, the Company recorded no earnout or royalties payment obligations as no gross margin was realized.

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

As of March 31, 2023, no amounts were due for earnouts or royalties.

Both Yosepha Shahak Ravid and Nicholas Booth are members of the Seller, and are named inventors of the acquired patents from the Seller, discussed above. Effective July 1, 2021, Ms. Shahak Ravid, our Chief Science Officer, and Mr. Booth, our Chief Technology Officer, were employed by the Company.

Note 9 – Related Party Transactions

As discussed in Note 8, Mr. Destler agreed to transfer voting control (while retaining ownership) of his shares of common stock and Series A Preferred Stock, to the board of directors of Opti-Harvest. Accordingly, Jeffrey Klausner, Opti-Harvest’s, sole director is the sole trustee of a Voting Trust Agreement, dated December 23, 2022, by and among Opti-Harvest, Inc., Mr. Destler, entities Mr. Destler controls, Mr. Destler’s spouse, and Mr. Klausner, pursuant to which Mr. Klausner, on behalf of Opti-Harvest, votes Mr. Destler’s shares of common stock and Series A Preferred Stock. On January 9, 2023, the Company issued Mr. Klausner 33,930 shares of common stock, with an estimated fair value of $200,000, as consideration for agreeing to act as the trustee for a term of one year under the Voting Trust Agreement.

On March 31, 2023, Mr. Destler paid a Company vendor $5,000. The $5,000 advance is non-interest bearing and due on demand.

Note 10 – Subsequent Events

The Company has evaluated subsequent events occurring from April 1, 2023, through the date of this filing.

Convertible Promissory Notes and Restricted Shares

Subsequent to March 31, 2023, the Company sold approximately $405,000 of Convertible Promissory Notes and issued 81,000 shares of restricted common stock. The Convertible Promissory Notes and Restricted Shares were issued on the same terms and conditions as described in Note 5.

Related Party Advance

On April 5, 2023, Mr. Destler advanced the Company $20,000. The $20,000 advance is non-interest bearing and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2022, including the audited Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Appointment of Geoffrey Andersen as Chief Executive Officer

In connection with the filing of the Complaint and the Indictment, and the agreement of Mr. Destler to transfer voting control of his voting securities of Opti-Harvest to Mr. Klausner under the Voting Trust Agreement, our board of directors appointed Geoffrey Andersen as our Chief Executive Officer, effective December 8, 2022. Mr. Andersen had previously, since July 14, 2021, served as a member of our Advisory Board. In his advisory capacity to us, Mr. Andersen worked closely with Opti-Harvest on all facets of growing our business and strategy, including government relations, building financial models, product development, technology development, marketing, and general business strategy, which allowed Mr. Andersen to not only garner a great deal of information about, and be part of, our business and operations, but to also be the lightning rod for our long-term business strategy. This and his 25-year career serving in multiple leadership and business development roles at agriculture-related businesses, led to the board of directors asking Mr. Andersen to serve as our Chief Executive Officer, which he has agreed to do, for a term of two years, stating that he believed in the viability of our business.

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

Recent Trends - Market Conditions

During the period ended March 31, 2023, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

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

Through March 31, 2023, the Company experienced elevated freight costs as a result of a higher transportation market as the capacity in the freight market has not kept up with demand. The Company believes these challenges will continue throughout the year. In addition, the Company experienced increases in the pricing of its raw materials and delays in procuring raw materials. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company anticipates a continued impact throughout 2023.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through March 31, 2023, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

We have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

Our revenues were $24,000 and $1,000 for the three months ended March 31, 2023 and 2022, respectively. Beginning in second half of 2022, we began offering our customers the option to rent our products for a monthly fee per unit, generating $19,000, or 79% of our revenues during the three months ended March 31, 2023.

Cost of Revenues

Cost of revenues represent the cost to manufacture our products sold, depreciation expense related to our rental equipment sales, and changes in our inventory reserves. Cost of revenues was $23,000 and $1,000 for the three months ended March 31, 2023 and 2022, respectively.

Operating Expenses

Operating expenses include selling, general and administrative expenses, research and development costs, and impairment of rental equipment costs.

Our selling, general and administrative expenses increased approximately $84,000 to $2.3 million during the three months ended March 31, 2023, compared to $2.2 million for the three months ended March 31, 2022. The increase in selling, general and administrative expenses was primarily due to increased stock-based compensation expenses of $160,000 offset by a $91,000 decrease in marketing expenses. The remaining increase in our selling, general and administrative expenses of $15,000 was from routine fluctuations in our operating accounts to support our operations.

Research and development costs include advisors, consultants, software licensing, product design and development, data monitoring and collection, field trial installations, and travel related expenses. Research and development expenses decreased approximately $242,000 to $403,000 during the three months ended March 31, 2023, compared to $645,000 for the three months ended March 31, 2022. The decrease in research and development costs was primarily due to decreased field trial and product development costs, as compared to the prior year period.

Loss from Operations

Loss from operations increased to approximately $2.7 million for the three months ended March 31, 2023, compared to a loss from operations of $2.9 million for the three months ended March 31, 2022. The decrease in loss from operations was due to primarily to our increase in revenue and decreased operating expenses as discussed above.

Interest Expense

Interest expense decreased $667,000 to $189,000 during the three months ended March 31, 2023, compared to $856,000 for the three months ended March 31, 2022. The decrease in interest expense was from a $681,000 decrease in debt discount amortization compared to the prior year period, offset by an increase in interest expense of $14,000 due to increased debt balances as compared to the prior year period.

Net Loss

Net loss decreased $826,000 to $2.9 million during the three months ended March 31, 2023, compared to $3.7 million for the three months ended March 31, 2022. The decrease in net loss was due to our increased revenue, decreased operating expenses and decreased interest expense, as discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2023, the Company recorded a net loss of $2.9 million, used cash in operations of $736,000, and had a stockholders’ deficit of $5.6 million at March 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued.

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

At March 31, 2023, we had cash on hand in the amount of $12,000. Subsequent to March 31, 2023, we received proceeds of $405,000 on the sale of promissory notes and a $20,000 advanced from a related party (see Note 10 of the accompanying financial statements). The Company believes it has enough cash to sustain operations through May 31, 2023. Our continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case or equity financing.

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Three Months Ended March 31,
	2023	2022

Net cash provided by (used in):
Operating activities	$(736,000)	$(1,116,000)
Investing activities	-	(9,000)
Financing activities	576,000	97,000
Net decrease in cash	$(160,000)	$(1,028,000)

Net cash used in operating activities for the three months ended March 31, 2023, totaled $736,000, compared to net cash used in operating activities for the three months ended March 31, 2022 of $1.1 million. Net cash used in operations for the three months ended March 31, 2023, was $736,000, and was to fund our net loss of $2.9 million, offset by $141,000 of depreciation expense, $69,000 of debt discount amortization, $1.5 million of stock-based compensation expense, and $447,000 of changes in our operating accounts. Net cash used in operating activities for the three months ended March 31, 2022, was to fund our net loss of $3.7 million, offset by $124,000 of depreciation expenses, $750,000 of debt discount amortization, $1.3 million of stock-based compensation expense, and $389,000 of changes in our operating accounts.

We had no cash flows from investing activities during the three months ended March 31, 2023. Net cash used in investing activities was approximately $9,000 for the three months ended March 31, 2022, and was for the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2023, was approximately $576,000, which included proceeds of $114,000 on the exercise of warrants, proceeds of approximately $460,000 received on the issuance of notes payable, a $5,000 related party advance, offset by the repayment of $3,000 of a loan payable. Net cash provided by financing activities for the three months ended March 31, 2022, was approximately $97,000, which included proceeds of $126,000 on the exercise of warrants, changes in our deferred offering costs of $27,000, and repayments of $2,000 of a loan payable.

Off-Balance Sheet Arrangements

At March 31, 2023 and December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Senior Convertible Notes and Warrants

During the year ended December 31, 2021, the Company sold approximately $3,591,000 of Senior Convertible Promissory Notes (the “Notes”) and 2,437,012 warrants (the “Warrants”). The Notes accrue interest at a rate of twelve percent (12%) per annum.

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

The accrued interest balance was $529,000 at December 31, 2022. During the three months ended March 31, 2023, the Company added $109,000 of accrued interest, leaving an accrued interest balance of $638,000 at March 31, 2023. Accrued interest in included in accounts payable and accrued expenses in the accompanying balance sheets.

Total principal balance owed was $3,941,000 at March 31, 2023 and December 31, 2022. As of March 31, 2023, approximately 1,588,292 shares of common stock were potentially issuable under the conversion terms of the Notes.

Convertible Promissory Notes and Warrants

In January and February 2023, the Company sold $250,000 of Convertible Promissory Notes (the “Notes”) and 42,413 warrants (the “Warrants”). The Notes will accrue interest at a rate of ten percent (10%) per annum. The outstanding principal amount of this Notes, together with all accrued but unpaid interest thereon, shall be due and payable on the date that is 12 months from the date of the Notes (the “Initial Maturity Date”); provided, however, that the Company may, at its option, extend such maturity date an additional six (6) months (such option, the “Extension Option” and such extended maturity date, (the “Extended Maturity Date”). The date on which this Note matures, whether the Initial Maturity Date or the Extended Maturity Date, is the “Maturity Date.” The principal amount of this Note shall be subject to increase as follows:

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

The total of the allocated relative fair value of warrants issued of $110,000 were capitalized and recorded as a debt discount and are amortized over the remaining life of the Notes. Amortization of debt discount was approximately $24,000 for the three months March 31, 2023, which was recorded as a component of interest expense in the accompanying statement of operations, leaving a $86,000 unamortized debt discount balance at March 31, 2023.

During the three months ended March 31, 2023, the Company added $5,000 of accrued interest, leaving an accrued interest balance of $5,000 at March 31, 2023. Accrued interest in included in accounts payable and accrued expenses in the accompanying balance sheets.

Total principal balance owed was $250,000 at March 31, 2023. As of March 31, 2023, approximately 78,125 shares of common stock were potentially issuable under the conversion terms of the Notes.

Convertible Promissory Notes and Restricted Shares

On March 24, 2023, the Company sold a $30,000 Convertible Promissory Notes (the “Note”). These Note will accrue interest at a rate of twelve percent (12%) per annum, compounded annually, until maturity or conversion hereof. The interest payable hereunder shall automatically accrue and be capitalized to the principal amount of this Note (“PIK Interest”), and shall thereafter be deemed to be a part of the principal amount of this Note, unless such interest is paid in cash on or prior to the maturity date of the Notes. The Notes shall be due and payable on the date that is six (6) months from the date of the Notes (the “Initial Maturity Date”); provided, however, that the Company and Lender may, upon mutual written agreement, extend such maturity date an additional six (6) months (such extended maturity date, (the “Extended Maturity Date”). The Lender shall have the right, but not the obligation, at any time to convert all, or any portion, of the outstanding principal balance of the Notes into shares of Common Stock at a conversion price equal to either (i) $3.00 per share, or (ii) the price at which shares of Common Stock are first sold to the public in a Qualified Public Offering. The Company shall issue 20,000 shares of common stock of the Company for each $100,000 invested by an Investor, provided, however, that if an Investor invests a sum of funds which does not round to $100,000, the Company shall issue to such Investor Shares on a pro rata basis, based on an issuance of 20,000 Shares for each $100,000 invested. If the company enters into a subsequent financing with another individual or entity (a “Third Party”) on terms that are more favorable to the Third Party, the agreements between the company and the Investors shall be amended to include such better terms so long as the Notes are outstanding.

The Company issued 6,000 shares of common stock related to the Note, which the Company determined had a fair value of $24,000, were capitalized and recorded as a debt discount and are being amortized over the remaining life of the Note. The debt discount balance was $24,000 at March 31, 2023.

Total principal balance owed was $30,000 at March 31, 2023.

Automobile Loans

On November 20, 2020, the Company financed the purchase of a vehicle for $40,000. The loan term is for 59 months, annual interest rate of 4.49%, with monthly principal and interest payments of $745, and secured by the purchased vehicle. The loan balance was $40,000 at December 31, 2020. The loan balance was $24,000 at December 31, 2022. During the three months ended March 31, 2023, the Company made principal payments of $2,000, leaving a loan balance of $22,000 at March 31, 2023, of which $8,000 was recorded as the current portion of loan payable on the accompanying balance sheet.

On January 20, 2022, the Company financed the purchase of a second vehicle for $49,000. The loan term is for 71 months, annual interest rate of 15.54%, with monthly principal and interest payments of $1,066, and secured by the purchased vehicle. The loan balance was $45,000 at December 31, 2022. During the three months ended March 31, 2023, the Company made principal payments of $1,000, leaving a loan balance of $44,000 at December 31, 2022, of which $5,000 was recorded as the current portion of loan payable on the accompanying balance sheet.

Unsecured Promissory Note – Related Party

On February 21, 2023, the Company sold $225,000 of Unsecured Promissory Note (the “Note”) to Donald Danks, a former member of the Company’s Board of Directors. The Company received net proceeds of $180,000 after deducting an original issue discount of 20%, or $45,000, which was recorded as a debt discount. The note bears no interest and matures of March 21, 2023 (“Initial Maturity Date”). If a Qualified Public Offering does not occur before the Initial Maturity Date, the outstanding principal amount of this Note, together with all accrued but unpaid interest thereon, shall be paid from funds from any offer and sale of Lender of equity or debt securities whereby Lender obtains gross cash proceeds in an amount not less than Five Hundred Thousand Dollars ($500,000). If a Qualified Public Offering does not occur before the Initial Maturity Date, this Note will accrue interest at a rate of twelve percent (12%) per annum. The Company may prepay the Note, or any portion outstanding, at any time and from time to time prior to Maturity Date without notice and without the payment of any premium, fee, or penalty.

The total of the original issue discount of $45,000 were capitalized and recorded as a debt discount and are amortized over the remaining life of the Note. Amortization of debt discount was $45,000 for the three months ended March 31, 2023, which was recorded as a component of interest expense in the accompanying condensed statement of operations, leaving no remaining unamortized debt discount balance at March 31, 2023.

Total principal balance owed was $225,000 at March 31, 2023. During the three months ended March 31, 2023, the Company added $3,000 of accrued interest, leaving an accrued interest balance of $3,000 at March 31, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

As of March 31, 2023, we had an $800,000 earnout obligation payable on the on-going basis at a rate of 50% of gross margin and/or license revenue from the date of the first commercial sale of a covered product or the first receipt by purchaser of license revenue, until the aggregate combined gross margin and license revenue reach $1.6 million.

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

As of March 31, 2023, the Company recorded no earnout or royalty payment obligations as no gross margin was realized.

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

As of March 31, 2023, the Company recorded no earnout or royalty payment obligations as no gross margin was realized.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, , depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that impacted our condensed financial statements and related notes included herein.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

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

OPTI-HARVEST, INC.

Dated; May 18, 2023	By:	/s/ Geoffrey Andersen
	Name:	Geoffrey Andersen
	Title:	Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

