Form 10-Q
period 2023-06-30
Opti-Harvest, Inc.
filed 2023-08-21
CIK 1753945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 14,408,171 shares of common stock outstanding as of August 17, 2023.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTI-HARVEST, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$116,000	$172,000
Accounts receivable	2,000	1,000
Prepaid expense and other current assets	50,000	101,000
Total Current Assets	168,000	274,000

Rental equipment, net of accumulated depreciation of $64,000 and $26,000, respectively	66,000	104,000
Property and equipment, net of accumulated depreciation of $1,322,000 and $1,078,000, respectively	789,000	1,033,000
Deferred offering costs	-	52,000
Total Assets	$1,023,000	$1,463,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$1,990,000	$2,263,000
Due to related party	25,000	-
Deferred revenue	59,000	68,000
Convertible notes payable, net of debt discount of $264,000 and $0, respectively	566,000	3,491,000
Current portion of loan payable (includes a $215,000 past due note payable to a related party), net of debt discount of $561,000 and $0, respectively	279,000	13,000
Total Current Liabilities	2,919,000	5,835,000

Loan payable, less current portion	49,000	56,000
Deferred revenue, less current portion	7,000	36,000
Total Liabilities	2,975,000	5,927,000

Common stock subject to redemption by Company (2,029,306 shares at conversion)	8,118,000	-

Commitments and Contingencies

Shareholders’ Deficiency
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 1 share of Series A issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 12,312,065 and 11,900,099 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,000	1,000
Additional paid-in-capital	34,626,000	30,675,000
Common stock issuable – 243,370 shares	1,220,000	-
Accumulated deficit	(45,917,000)	(35,140,000)
Total Shareholders’ Deficiency	(10,070,000)	(4,464,000)

Total Liabilities and Shareholders’ Deficiency	$1,023,000	$1,463,000

The accompanying notes are an integral part of these condensed financial statements.

OPTI-HARVEST, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2023 and 2022

(Amounts rounded to nearest thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues
Equipment rentals	$19,000	$-	$38,000	$-
Product sales	4,000	19,000	9,000	20,000
Total revenues	23,000	19,000	47,000	20,000

Cost of revenues
Rental depreciation	19,000	$-	$38,000	$-
Product sales	3,000	25,000	7,000	26,000
Total cost of revenues	22,000	25,000	45,000	26,000
Gross profit (loss)	1,000	(6,000)	2,000	(6,000)

Operating expenses
Selling, general and administrative expenses	1,589,000	1,914,000	3,879,000	4,120,000
Research and development expenses	167,000	612,000	570,000	1,257,000
Total operating expenses	1,756,000	2,526,000	4,449,000	5,377,000

Loss from operations	(1,755,000)	(2,532,000)	(4,447,000)	(5,383,000)

Other income (expenses)
Financing costs	(1,519,000)	(611,000)	(1,519,000)	(611,000)
Loss on extinguishment of debt	(4,310,000)	-	(4,310,000)	-
Interest expense	(312,000)	(867,000)	(501,000)	(1,723,000)
Total other income (expenses)	(6,141,000)	(1,478,000)	(6,330,000)	(2,334,000)

Net income (loss)	$(7,896,000)	$(4,010,000)	$(10,777,000)	$(7,717,000)

Loss per share – basic and diluted	$(0.66)	$(0.43)	$(0.90)	$(0.69)

Weighted average number of shares outstanding – basic and diluted	12,033,435	9,302,611	11,986,334	11,135,938

The accompanying notes are an integral part of these condensed financial statements.

OPTI-HARVEST, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

(Amount rounded to nearest thousands, except share amount)

For the Three Months Ended June 30, 2023

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2023	11,977,418	$1,000	1	$-	-	$-	$32,411,000	$(38,021,000)	$(5,609,000)
Fair value of vested options		-		-		-	711,000		711,000

Fair value of vested restricted stock units		-		-	50,895	450,000	(468,000)		(18,000)

Fair value of common shares issued for services	12,097	-		-	-	-	50,000		50,000

Fair value of warrants issued as a debt discount	-	-		-	-	-	(34,000)		(34,000)

Common shares issued as financing costs	187,500	-		-	192,475	770,000	749,000		1,519,000

Warrant modification cost		-		-	-		250,000		250,000

Common shares issued with convertible notes and promissory notes	135,050	-		-	-	-	957,000		957,000

Net Loss								(7,896,000)	(7,896,000)
Balance, June 30, 2023 (Unaudited)	12,312,065	$1,000	1	$-	243,370	$1,220,000	$34,626,000	$(45,917,000)	$(10,070,000)

For the Six Months Ended June 30, 2023

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	11,900,099	$1,000	1	$-	-	$-	$30,675,000	$(35,140,000)	$(4,464,000)
Fair value of vested options		-		-		-	1,441,000		1,441,000

Fair value of vested restricted stock units		-		-	50,895	450,000	(296,000)		154,000

Fair value of common shares issued for services	67,161	-		-	-	-	636,000		636,000

Fair value of warrants issued as a debt discount	-	-		-	-	-	76,000		76,000

Common shares issued as financing costs	187,500	-		-	192,475	770,000	749,000		1,519,000

Warrant modification cost		-		-	-		250,000		250,000

Common shares issued with convertible notes and promissory notes	138,050	-		-	-	-	981,000		981,000

Common shares issued on the exercise of warrants	19,255	-					114,000		114,000

Net Loss								(10,777,000)	(10,777,000)
Balance, June 30, 2023 (Unaudited)	12,312,065	$1,000	1	$-	243,370	$1,220,000	$34,626,000	$(45,917,000)	$(10,070,000)

For the Three Months Ended June 30, 2022

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, March 31, 2022	11,085,405	$1,000	1	$-	$21,799,000	$(22,897,000)	$(1,097,000)
Fair value of vested options and warrants issue for services	-	-		-	686,000		686,000
Fair value of vested restricted stock units	-	-		-	75,000		75,000
Fair value of common shares issued for services	40,290	-		-	356,000		356,000
Fair value of common shares issued for financing costs	69,049	-		-	611,000		611,000
Common shares issued on the exercise of warrants	229,961	-		-	1,356,000		1,356,000
Common shares issued in private offerings	22,055	-		-	195,000		195,000
Net Loss						(4,010,000)	(4,010,000)
Balance, June 30, 2022 (Unaudited)	11,446,760	$1,000	1	$-	$25,078,000	$(26,907,000)	$(1,828,000)

For the Six Months Ended June 30, 2022

	Common Stock		Preferred Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2021	10,995,066	$1,000	1	$-	$20,346,000	$(19,190,000)	$1,157,000
Fair value of vested options and warrants issue for services	-	-		-	1,402,000		1,402,000
Fair value of vested restricted stock units	-	-		-	75,000		75,000
Fair value of common shares issued for services	109,423	-		-	968,000		968,000
Fair value of common shares issued for financing costs	69,049	-		-	611,000		611,000
Common shares issued on the exercise of warrants	251,167	-		-	1,481,000		1,481,000
Common shares issued in private offerings	22,055	-		-	195,000		195,000
Net Loss						(7,717,000)	(7,717,000)
Balance, June 30, 2022 (Unaudited)	11,446,760	$1,000	1	$-	$25,078,000	$(26,907,000)	$(1,828,000)

The accompanying notes are an integral part of these condensed financial statements.

OPTI-HARVEST, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

(Amounts rounded to nearest thousands)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(10,777,000)	$(7,717,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	244,000	247,000
Depreciation of rental equipment	38,000	-
Amortization of debt discount	277,000	1,507,000
Fair value of common stock issued for financing costs	1,519,000	611,000
Loss on extinguishment of debt	4,309,000	-
Fair value of common stock issued for services	636,000	968,000
Fair value of vested options and warrants	1,441,000	1,402,000
Fair value of vested restricted stock units	154,000	75,000
Changes in operating assets and liabilities
Accounts receivable	(1,000)	9,000
Inventory	-	(486,000)
Prepaid expenses and other current assets	51,000	42,000
Accounts payable and accrued expenses	412,000	808,000
Deferred revenues	(38,000)	-
Net cash used in operating activities	(1,735,000)	(2,534,000)

Cash Flows from Investing Activities
Deposits on purchase of equipment	-	(80,000)
Net cash used in investing activities	-	(80,000)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	195,000
Proceeds from exercise of warrants	114,000	1,481,000
Proceeds from notes payable – related party	180,000	-
Repayment of notes payable – related party	(10,000)
Proceeds from notes payable	612,000
Proceeds from convertible notes payable	713,000	-
Advances from related party	25,000	-
Deferred offering costs	52,000	(42,000)
Repayment of loans payable	(7,000)	(6,000)
Net cash provided by financing activities	1,679,000	1,628,000

Net decrease in cash	(56,000)	(986,000)
Cash beginning of period	172,000	1,715,000
Cash end of period	$116,000	$729,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,000	$3,000
Cash paid for income taxes	$-	$-

Noncash financing and investing activities:
Fair value of warrants recorded as a debt discount	$76,000	$-
Common stock issued as debt discount	$981,000	$-
Reclass of accrued interest on convertible notes payable to common shares subject to redemption by Company	$686,000	$-
Reclass of convertible notes payable to common shares subject to redemption by Company	$3,373,000	$-
Reclassification of vendor deposits to property and equipment	$-	$247,000
Reclassification of vendor deposits to inventory	$-	$30,000
Issuance of loan payable for vehicle purchase	$-	$49,000

The accompanying notes are an integral part of these condensed financial statements.

OPTI-HARVEST, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2023 and 2022

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

Effective on February 22, 2023 and June 2, 2023, the Board of Directors and stockholders have approved resolutions authorizing a reverse stock split of the outstanding shares of the Company’s common stock on the basis of 0.6786 shares for every one share of common stock, and one share of common stock for every two shares or common stock, respectively. All shares and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2023, the Company recorded a net loss of $10,777,000, used cash in operations of $1,735,000, and had a stockholders’ deficit balance of $10,070,000 at June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2023, the Company had cash on hand in the amount of $116,000. Subsequent to June 30, 2023, the Company received proceeds of $350,000 on the sale of promissory notes and a $10,000 advanced from a related party (see Note 10). The Company believes it has enough cash to sustain operations through August 31, 2023. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At June 30, 2023 and December 31, 2022, the inventory is fully reserved for slow moving and potentially obsolete inventory.

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

The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products is transferred to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time.

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

As of June 30, 2023, future operating lease income and future lease payments to be received from equipment rentals are as follows:

Years Ending December 31,	Future Operating Lease Income	Future Lease Payments
2023 (remaining)	$59,000	$-
2024	7,000	-
Total	$66,000	$-

Receivables and contract assets and liabilities

The Company manages credit risk associated with its accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Topic 606 and Topic 842, the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 842.

The Company does not have material contract assets, impairment losses associated therewith, or material contract liabilities associated with contracts with customers. Our contracts with customers do not generally result in material amounts billed to customers more than recognizable revenue. The Company recognized $38,000 of revenues during the six months ended June 30, 2023, that was included in the Company’s deferred revenue balance at December 31, 2022.

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

For the six months ended June 30, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2023	June 30, 2022
Warrants	2,061,285	1,991,898
Options	1,596,831	1,550,422
Convertible notes	288,892	522,218
Commons shares issuable	243,370
Common stock subject to redemption by Company	2,029,306
Restricted stock units	16,965	67,860
Series A Preferred	1	1
Total	6,236,650	4,152,399

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

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. As the common shares of the Company were not publicly traded, the Company lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the agriculture technology industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

During the six months ended June 30, 2023 and 2022, common shares of the Company were not publicly traded. As such, during the period, the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

Research and Development

Research and development costs include advisors, consultants, legal, software licensing, product design and development, data monitoring and collection, field trial installations, and travel related expenses. Research and development costs are expensed as incurred. During the six months ended June 30, 2023 and 2022, research and development costs were approximately $570,000 and $1,257,000, respectively.

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

Recent Accounting Pronouncements

In In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The impact of the new guidance and related codification improvements did not have a material effect to the Company’s financial position, results of operations and cash flows.

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

Net Sales. The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. Three customers accounted for 58%, 17%, and 11% of the Company’s sales during the six months ended June 30, 2023. Five customers accounted for 24%, 21%, 16%, 12% and 10% of the Company’s sales during the six months ended June 30, 2022. No other customers accounted for sales in excess of 10% for the six months ended June 30, 2023 and 2022.

Accounts payable. As of June 30, 2023, the Company’s had two vendors which comprised 44% and 15% of total accounts payable, respectively. As of December 31, 2022, the Company’s had two vendors which comprised 53% and 13% of total accounts payable, respectively. No other vendors exceeded 10% of gross accounts payable in either period.

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

Note 3 – Rental Equipment

Rental equipment includes the Company’s Opti-Gro, Opti-Shields, and Opti-Panel product lines which are being leased to customers under operating leases. Rental equipment is comprised of the following:

	June 30, 2023	December 31, 2022
Rental equipment	$130,000	$130,000
Accumulated depreciation	(64,000)	(26,000)
Net book value	$66,000	$104,000

Depreciation expense for the six months ended June 30, 2023 and 2022 was $38,000 and $0, respectively.

Note 4 – Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2023	December 31, 2022
Tools and molds	$1,990,000	$1,990,000
Computer equipment	8,000	8,000
Vehicles	113,000	113,000
Total cost	2,111,000	2,111,000
Accumulated depreciation	(1,322,000)	(1,078,000)
Net book value	$789,000	$1,033,000

Depreciation expense for the six months ended June 30, 2023 and 2022, was $244,000 and $247,000, respectively.

Note 5 – Convertible Notes Payable

Convertible notes payable consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Senior Convertible Notes and Warrants (a)	$118,000	$3,491,000
Convertible Notes and Warrants (b)	250,000	-
Convertible Note and Restricted Shares (c)	462,000
Total notes payable	830,000	3,491,000
Less debt discount	(264,000)	-
Notes payable, net of discount	$566,000	$3,491,000

(a)	Senior Convertible Notes and Warrants

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

Total principal balance owed was $3,491,000 at December 31, 2022. During the six months ended June 30, 2023, the Company converted $3,373,000 of principal and $686,000 of accrued interest into 2,029,306 shares of common stock, leaving a remaining principal balance of $118,000 at June 30, 2023. As of June 30, 2023, approximately 52,460 shares of common stock were potentially issuable under the conversion terms of the Notes.

In June 2023, the Noteholders entered into a conversion agreement (the “Agreement”) with the Company in which the Noteholders elected to convert $3,373,000 of principal, and $686,000 of accrued interest into 2,209,306 shares of Common Stock with a fair value of $8,118,000, based upon the fair value of $4.00 per share, resulting in a loss on extinguishment of debt of $4,060,000. The Company further realized an additional $250,000 loss on extinguishment of debt related to the modification of Warrants discussed below, resulting in the recording of an aggregate $4,310,000 loss on extinguishment of debt in the accompanying condensed statement of operations.

The Company also agreed to change the exercise price of the Warrants to 100% of the offering price per share of common stock in our initial public offering and extended the Warrant expiration date to June 30, 2026. The change in warrant terms changed the fair value of the Warrants by $250,000, which was recorded as a component of the loss on the extinguishment of debt in the accompanying condensed statement of operations. The Company is also obligated to issue the Noteholders an aggregate of 379,975 shares of common stock (the “Signing Premium Shares”) with a fair value of approximately $1,519,000 at date of grant as an inducement to enter into a conversion agreement with the Company. The fair value of the Premium Shares of $1,519,000 was recorded as financing costs during the six months ended June 30, 2023. As of June 30, 2023, 192,475 shares of common stock for the Premium Shares were not issued and reflected as common stock issuable in the condensed balance sheet. Per the terms of the Agreement, in the absence of the Company’s initial public offering, the Agreement is effective until July 30, 2023, at which time it shall terminate, and the conversion be reversed. The provision herein would require a reversal of the common shares issues on the conversion which prohibits the presentation of this instrument as part of permanent equity. As such the amounts will be reflected as mezzanine financing in the accompanying condensed balance sheet. The Signing Premium Shares issued under the Agreement remain the property of the Noteholder. On August 20, 2023, the Noteholders extended the termination date of the Agreement to September 1, 2023.

(b)	Convertible Promissory Notes and Warrants

In January and February 2023, the Company sold $250,000 of Convertible Promissory Notes (the “Notes”) and 21,206 warrants (the “Warrants”). The Notes accrue interest at a rate of ten percent (10%) per annum. The outstanding principal amount of this Notes, together with all accrued but unpaid interest thereon, shall be due and payable on the date that is 12 months from the date of the Notes (the “Initial Maturity Date”); provided, however, that the Company may, at its option, extend such maturity date an additional six (6) months (such option, the “Extension Option” and such extended maturity date, (the “Extended Maturity Date”). The date on which this Note matures, whether the Initial Maturity Date or the Extended Maturity Date, is the “Maturity Date.” The principal amount of this Note shall be subject to increase as follows:

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

The total of the allocated relative fair value of warrants issued of $76,000 were capitalized and recorded as a debt discount and are amortized over the remaining life of the Notes. Amortization of debt discount was approximately $48,000 for the six months June 30, 2023, which was recorded as a component of interest expense in the accompanying statement of operations, leaving a $38,000 unamortized debt discount balance at June 30, 2023.

During the six months ended June 30, 2023, the Company added $11,000 of accrued interest, leaving an accrued interest balance of $11,000 at June 30, 2023. Accrued interest in included in accounts payable and accrued expenses in the accompanying balance sheets.

Total principal balance owed was $250,000 at June 30, 2023. As of June 30, 2023, approximately 78,693 shares of common stock were potentially issuable under the conversion terms of the Notes.

(c)	Convertible Promissory Notes and Restricted Shares

During the six months ended June 30, 2023, the Company sold a $462,000 Convertible Promissory Notes (the “Notes”). These Notes will accrue interest at a rate of twelve percent (12%) per annum, compounded annually, until maturity or conversion hereof. The interest payable hereunder shall automatically accrue and be capitalized to the principal amount of this Note (“PIK Interest”), and shall thereafter be deemed to be a part of the principal amount of this Note, unless such interest is paid in cash on or prior to the maturity date of the Notes. The Notes shall be due and payable on the date that is six (6) months from the date of the Notes (the “Initial Maturity Date”); provided, however, that the Company and Lender may, upon mutual written agreement, extend such maturity date an additional six (6) months (such extended maturity date, (the “Extended Maturity Date”). The Lender shall have the right, but not the obligation, at any time to convert all, or any portion, of the outstanding principal balance of the Notes into shares of Common Stock at a conversion price equal to either (i) $3.00 per share, or (ii) the price at which shares of Common Stock are first sold to the public in a Qualified Public Offering. The Company shall issue 10,000 shares of common stock of the Company for each $100,000 invested by an Investor, provided, however, that if an Investor invests a sum of funds which does not round to $100,000, the Company shall issue to such Investor Shares on a pro rata basis, based on an issuance of 20,000 Shares for each $100,000 invested. If the company enters into a subsequent financing with another individual or entity (a “Third Party”) on terms that are more favorable to the Third Party, the agreements between the company and the Investors shall be amended to include such better terms so long as the Notes are outstanding.

The Company issued 46,000 shares of common stock related to the Note, which the Company determined had a fair value of $370,000, were capitalized and recorded as a debt discount and are being amortized over the remaining life of the Note. During the six months ended June 30, 2023, the company recorded $144,000 of amortization expense to interest expense, leaving a unamortized debt discount balance was $226,000 at June 30, 2023.

During the six months ended June 30, 2023, the Company added $11,000 of accrued interest, leaving an accrued interest balance of $11,000 at June 30, 2023. Accrued interest in included in accounts payable and accrued expenses in the accompanying balance sheets.

Total principal balance owed was $462,000 at June 30, 2023. As of June 30, 2023, approximately 157,738 shares of common stock were potentially issuable under the conversion terms of the Notes.

Note 6 – Notes Payable

Loan payable consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Automobile loans (a)	$62,000	$69,000
Unsecured promissory note – related party (b)- past due	215,000	-
Unsecured promissory note and restricted shares (c)	612,000	-
Total notes payable	889,000	69,000
Less: debt discount	(561,000)	-
Total notes payable, less debt discount	328,000	69,000
Notes payable, current portion	(279,000)	(13,000)
Notes payable, net of current portion	$49,000	$56,000

(a)	Automobile Loans

On November 20, 2020, the Company financed the purchase of a vehicle for $40,000. The loan term is for 59 months, annual interest rate of 4.49%, with monthly principal and interest payments of $745, and secured by the purchased vehicle. The loan balance was $40,000 at December 31, 2020. The loan balance was $24,000 at December 31, 2022. During the six months ended June 30, 2023, the Company made principal payments of $4,000, leaving a loan balance of $20,000 at June 30, 2023, of which $8,000 was recorded as the current portion of loan payable on the accompanying balance sheet.

On January 20, 2022, the Company financed the purchase of a second vehicle for $49,000. The loan term is for 71 months, annual interest rate of 15.54%, with monthly principal and interest payments of $1,066, and secured by the purchased vehicle. The loan balance was $45,000 at December 31, 2022. During the six months ended June 30, 2023, the Company made principal payments of $3,000, leaving a loan balance of $42,000 at June 30, 2022, of which $5,000 was recorded as the current portion of loan payable on the accompanying balance sheet.

(b)	Unsecured Promissory Note – Related Party (Past Due)

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

The total of the original issue discount of $45,000 was capitalized and recorded as a debt discount and are amortized over the remaining life of the Note. Amortization of debt discount was $45,000 for the six months ended June 30, 2023, which was recorded as a component of interest expense in the accompanying condensed statement of operations.

During the six months ended June 30, 2023, the Company added $10,000 of accrued interest, leaving an accrued interest balance of $10,000 at June 30, 2023. Accrued interest in included in accounts payable and accrued expenses in the accompanying balance sheets.

During the six months ended June 30, 2023, the Company paid $10,000 towards the principal balance leaving a principal balance of $215,000 at June 30, 2023, which is past due.

(c)	Promissory Notes and Restricted Shares

During the six months ended June 30, 2023, the Company sold approximately $612,000 of Promissory Notes (the “Note”) and issued 91,800 shares of restricted common stock. The outstanding principal amount shall bear interest from the date of the Note at a rate of twelve percent (12%) per annum (the “Interest Rate”). Interest shall automatically accrue and be capitalized to the principal amount of this Note (“PIK Interest”) and shall thereafter be deemed to be a part of the principal amount of this Note, unless such interest is paid in cash on or prior to the maturity date of this Note. This Note shall become due and payable on the earlier of (i) the consummation of the first underwritten public offering (the “IPO”) of Obligor pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale by Obligor of not less than $8,000,000 of its equity securities, as a result of or following which Obligor shall be a reporting issuer under the Securities and Exchange Act of 1934, as amended, and its common stock (the “Common Stock”) shall be listed on the Nasdaq Stock Market, and (ii) twelve months from the funding of the Principal to Obligor.

The Company issued 92,050 shares of common stock related to the Note, which the Company determined had a fair value of $612,000, were capitalized and recorded as a debt discount, and are being amortized over the remaining life of the Note. During the six months ended June 30, 2023, the Company amortized $51,000, which was recorded as a component of interest expense in the accompanying condensed statement of operations, leaving a remaining unamortized debt discount balance of $561,000 at June 30, 2023.

Total principal balance owed was $612,000 at June 30, 2023.

Note 7 – Shareholders’ Equity

Common Shares Issued on Exercise of Warrants

During the six months ended June 30, 2023, the Company received proceeds of $114,000 on the exercise of 19,255 warrants for the purchase of 19,255 shares of common stock, at exercise price of $5.90 per share.

Common Shares Issued as an Inducement for the Conversion of Senior Convertible Notes Payable

During the six months ended June 30, 2023, the Company was obligated to issue the Noteholders (see Note 8) an aggregate of 379,975 shares of common stock (the “Signing Premium Shares”) with a fair value of approximately $1,519,000 at date of grant as an inducement to enter into a conversion agreement with the Company. The fair value of the Signing Premium Shares of $1,519,000 was recorded as financing costs during the six months ended June 30, 2023. As of June 30, 2023, 192,475 shares of common stock for the Premium Shares were not issued and reflected as common stock issuable in the condensed balance sheet.

Common Shares Issued for Services

The Company enters into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis and sales and marketing activities. In addition, the Company issued shares to a director for board service.

During the six months ended June 30, 2023, the Company issued 67,161 shares of common stock for services, with a fair value of approximately $636,000 at date of grant.

Common Shares Issued with Notes Payable

During the six months ended June 30, 2023, the Company issued 138,050 shares of common stock related to its notes payables, with a fair value of approximately $981,000 at date of grant (see Notes 5 and 6).

Summary of Restricted Stock Units

On May 17, 2022, the Company granted an aggregate of 67,860 restricted stock units (RSU) to its employees and executives pursuant to the Company’s 2022 Stock Incentive Plan, with an aggregate fair value of $600,000, based on the Company’s current private offering price. The RSUs vest on the earliest of twelve months from the date of grant, or a strategic transaction including the Company being acquired, an initial public offering, or a liquidity event more than $10 million. During the six months ended June 30, 2023, 16,966 of unvested RSUs were forfeited, and the remaining 50,895 of RSUs vested and recorded as common shares issuable as the common shares were not issued as of June 30, 2023.

On December 8, 2022, the Company granted its Chief Executive Officer, Geoffrey Andersen, 16,965 RSU, with a fair value of $150,000, based on the Company’s current private offering price. The RSU was issued per the terms of Mr. Andersen’s employment agreement dated December 8, 2022, and per the Company’s 2022 Stock Incentive Plan. The RSUs vest on the earlier of twelve months from the date of grant, or a strategic transaction including the Company being acquired, an initial public offering, or a liquidity event more than $5 million.

At December 31, 2022, of the 84,825 RSUs granted, no shares of common stock were vested and issued. During the six months ended June 30, 2023, 16,965 of unvested RSUs were forfeited, 50,895 of RSUs vested but remain unissued, and included in common stock issuable, leaving 16,965 of unvested RSUs on June 30, 2023.

As of December 31, 2022, the aggregate amount of unvested compensation related to RSUs was approximately $362,000. During the six months ended June 30, 2023, the Company recognized $154,000 of compensation expense relating to vested RSUs, net of forfeitures. As of June 30, 2023, the aggregate amount of unvested compensation related to RSUs was approximately $63,000 which will be recognized as an expense as the options vest in future periods through December 8, 2023.

Summary of Warrants

A summary of warrants for the six months ended June 30, 2023, is as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2022	2,059,334	$4.85
Warrants granted	21,206	3.20
Warrants exercised	(19,255)	5.90
Warrants expired or forfeited	-	-
Balance outstanding, June 30, 2023	2,061,285	$6.03
Balance exercisable, June 30, 2023	2,061,285	$6.03

Information relating to outstanding warrants at June 30, 2023, summarized by exercise price, is as follows:

			Outstanding	Exercisable
Exercise Price Per Share	Share	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.20	21,206	0.53	$3.20	21,206	$3.20
$4.00	1,218,506	3.00	$4.00	1,218,506	$4.00
$5.90	67,860	1.01	$5.90	67,860	$5.90
$8.84	594,242	0.50	$8.84	594,242	$8.84
$11.78	159,471	1.01	$11.78	159,471	$11.78
	2,061,285	2.01	$6.03	2,061,285	6.03

As of June 30, 2023, both the outstanding and exercisable warrants have an intrinsic value of $17,000. The aggregate intrinsic value was calculated as the difference between the estimated market value of $4.00 per share as of June 30, 2023, and the exercise price of the outstanding warrants.

During the six months ended June 30, 2023, the Company’s extended the expiration date from June 30, 2023 to December 31, 2023 for 594,241 warrants with an exercise price of $8.84 per share, which were issued with the private sale of its common stock in 2019 to 2021.

During the six months ended June 30, 2023 and 2022, the Company recognized $0 and $64,000 of compensation expense relating to vested warrants, respectively. As of June 30, 2023, no unvested compensation related to these warrants remained.

Warrants Issued with Convertible Notes Payable

In January and February 2023, the Company sold approximately $250,000 of Convertible Promissory Notes and 21,206 warrants (see Note 5). Each Warrant is exercisable at a price equal to 80%, or $3.20, of our initial public offering price, currently anticipated to be $4.00 per share. The aggregate fair value of the warrants was determined to be $76,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: fair value of our stock price of $4.00 per share based on recent prospectus, expected term of one year, volatility of 91%, dividend rate of 0%, and weighted average risk-free interest rate of 4.72%.

Summary of Options

A summary of stock options for the six months ended June 30, 2023, is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Balance outstanding, December 31, 2022	1,733,823	$5.04
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(136,992)	5.93
Balance outstanding, June 30, 2023	1,596,831	$6.24
Balance exercisable, June 30, 2023	901,266	$6.26

Information relating to outstanding options at June 30, 2023, summarized by exercise price, is as follows:

			Outstanding	Exercisable
Exercise Price Per Share	Share	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$5.90	1,413,185	7.59	$5.90	791,135	$5.90
$8.84	183,646	4.41	$8.84	110,131	$8.84
	1,596,831	7.20	$6.24	901,266	$6.26

During the six months ended June 30, 2023 and 2022, the Company recognized $1,441,000 and $1,337,000 of compensation expense relating to vested stock options, respectively. As of June 30, 2023, the aggregate amount of unvested compensation related to stock options was approximately $3,666,000 will be recognized as an expense as the options vest in future periods through May 2025.

As of June 30, 2023, the outstanding and exercisable options have no intrinsic value. The aggregate intrinsic value was calculated as the difference between the estimated market value of $4.00 per share as of June 30, 2023, and the exercise price of the outstanding options.

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

Advisory Agreements

During the years ended December 31, 2022 and 2021, the Company entered into various advisory agreements in connection with transactions in which the Company, directly or indirectly through one or more affiliates, raises debt capital or receives a loan from one or more investors identified. The advisory agreements generally expire on the date specified by either the advisory firm or the Company, and with 30 days’ notice of termination. The Company agreed to pay up to six percent (6%) of the capital raised if the funding is in the form of debt, equity, mezzanine structure or subordinated debt structure or any other type of transaction. As of June 30, 2023, no transaction has occurred related to the advisor agreements.

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

As of June 30, 2023, the Company recorded no earnout or royalties payment obligations as no gross margin was realized.

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

As of June 30, 2023, no amounts were due for earnouts or royalties.

Both Yosepha Shahak Ravid and Nicholas Booth are members of the Seller, and are named inventors of the acquired patents from the Seller, discussed above. Effective July 1, 2021, Ms. Shahak Ravid, our Chief Science Officer, and Mr. Booth, our Chief Technology Officer, were employed by the Company.

Note 9 – Related Party Transactions

As discussed in Note 8, Mr. Destler agreed to transfer voting control (while retaining ownership) of his shares of common stock and Series A Preferred Stock, to the board of directors of Opti-Harvest. Accordingly, Jeffrey Klausner, Opti-Harvest’s, sole director is the sole trustee of a Voting Trust Agreement, dated December 23, 2022, by and among Opti-Harvest, Inc., Mr. Destler, entities Mr. Destler controls, Mr. Destler’s spouse, and Mr. Klausner, pursuant to which Mr. Klausner, on behalf of Opti-Harvest, votes Mr. Destler’s shares of common stock and Series A Preferred Stock. On January 9, 2023, the Company issued Mr. Klausner 16,965 shares of common stock, with an estimated fair value of $200,000, as consideration for agreeing to act as the trustee for a term of one year under the Voting Trust Agreement.

On June 30, 2023, Mr. Destler paid a Company vendor $5,000. The $5,000 advance is non-interest bearing and due on demand.

Note 10 – Subsequent Events

The Company has evaluated subsequent events occurring from July 1, 2023, through the date of this filing.

Promissory Notes and Restricted Shares

Subsequent to June 30, 2023, the Company sold approximately $350,000 of Convertible Promissory Notes and issued 52,500 shares of restricted common stock. The Promissory Notes and Restricted Shares were issued on the same terms and conditions as described in Note 5.

Related Party Advance

On April 5, 2023, Geoff Andersen, the Company’s CEO, advanced the Company $10,000. The $10,000 advance is non-interest bearing and due on demand.

Common Shares Issued for Services

Subsequent to June 30, 2023, the Company issued 6,536 shares of common stock for services, with a fair value of approximately $27,000 at date of grant.

Common Shares Issued on Vested Restricted Stock Units

Subsequent to June 30, 2023, the Company issued 7,764 shares of common stock for vested restricted stock units.

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

Recent Trends - Market Conditions

During the period ended June 30, 2023, the COVID-19 pandemic continued to impact our operating results and the Company anticipates a residual effect for the balance of the year. In addition, the pandemic could cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. Based on the recent increase in demand for our products, we believe that over the long term, there will continue to be strong demand for our products.

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

Through June 30, 2023, the Company experienced elevated freight costs as a result of a higher transportation market as the capacity in the freight market has not kept up with demand. The Company believes these challenges will continue throughout the year. In addition, the Company experienced increases in the pricing of its raw materials and delays in procuring raw materials. The disruption caused by labor shortages, significant raw material cost inflation, logistics issues and increased freight costs, and ongoing port congestion, resulted in suppressed margins. The Company anticipates a continued impact throughout 2023.

Our ability to operate without significant incremental negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and protect our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the inception of the COVID-19 pandemic and through June 30, 2023, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with our employees and suppliers to do our part in the infection prevention and remain flexible in responding to our customers and suppliers. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

We have not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues

Our revenues were $23,000 and $19,000 for the three months ended June 30, 2023 and 2022, respectively. Beginning in second half of 2022, we began offering our customers the option to rent our products for a monthly fee per unit, generating $19,000, or 83% of our revenues during the three months ended June 30, 2023.

Cost of Revenues

Cost of revenues represent the cost to manufacture our products sold, depreciation expense related to our rental equipment sales, and changes in our inventory reserves. Cost of revenues was $22,000 and $25,000 for the three months ended June 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses include selling, general and administrative expenses, research and development costs, and impairment of rental equipment costs.

Our selling, general and administrative expenses decreased approximately $325,000 to $1.6 million during the three months ended June 30, 2023, compared to $1.9 million for the three months ended June 30, 2022. The decrease in selling, general and administrative expenses was primarily due to decreased stock-based compensation expenses of $217,000 offset by a $23,000 decrease in sales and marketing expenses. The remaining decrease in our selling, general and administrative expenses of $131,000 was from routine fluctuations in our operating accounts to support our operations.

Research and development costs include advisors, consultants, software licensing, product design and development, data monitoring and collection, field trial installations, and travel related expenses. Research and development expenses decreased approximately $445,000 to $167,000 during the three months ended June 30, 2023, compared to $612,000 for the three months ended June 30, 2022. The decrease in research and development costs was primarily due to decreased field trial and product development costs, as compared to the prior year period.

Financing Costs

Financing costs increased $908,000 to $1.5 million during the three months ended June 30, 2023, compared to $611,000 for the three months ended June 30, 2022. The increase in financing cost was from $1.5 million incurred during the three months ended June 30, 2023, on the conversion of our senior convertible notes (see Note 5 of our accompany condensed financial statements). During the three month ended June 30, 2022, financing costs of $611,000 were for shares issued as consideration for extending the maturity date of our senior convertible notes, which did not occur in the current year period.

Loss on Extinguishment of Debt

In June 2023, the Noteholders entered into a conversion agreement (the “Agreement”) with the Company in which the Noteholders elected to convert $3,373,000 of principal, and $686,000 of accrued interest into 2,209,306 shares of Common Stock with a fair value of $8,118,000, based upon the fair value of $4.00 per share, resulting in a loss on extinguishment of debt of $4,060,000. The Company further realized an additional $250,000 loss on extinguishment of debt related to the modification of Warrants discussed below, resulting in the recording of an aggregate $4,310,000 loss on extinguishment of debt in the accompanying condensed statement of operations (see Note 5 of the accompanying condensed financial statements).

Interest Expense

Interest expense decreased $555,000 to $312,000 during the three months ended June 30, 2023, compared to $867,000 for the three months ended June 30, 2022. The decrease in interest expense was from a $545,000 decrease in debt discount amortization compared to the prior year period, and a decrease in interest expense of $10,000 due to decreased debt balances as compared to the prior year period.

Net Loss

Net loss increased $3.9 million to $7.9 million during the three months ended June 30, 2023, compared to $4.0 million for the three months ended June 30, 2022. The increase in net loss was due to our increased revenue and gross profit, and increased financing costs, offset by decreased operating expenses and decreased interest expense, as discussed above.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues

Our revenues were $47,000 and $20,000 for the six months ended June 30, 2023 and 2022, respectively. Beginning in second half of 2022, we began offering our customers the option to rent our products for a monthly fee per unit, generating $38,000, or 81% of our revenues during the six months ended June 30, 2023.

Cost of Revenues

Cost of revenues represent the cost to manufacture our products sold, depreciation expense related to our rental equipment sales, and changes in our inventory reserves. Cost of revenues was $45,000 and $26,000 for the six months ended June 30, 2023 and 2022, respectively.

Operating Expenses

Operating expenses include selling, general and administrative expenses, research and development costs, and impairment of rental equipment costs.

Our selling, general and administrative expenses decreased approximately $241,000 to $3.9 million during the six months ended June 30, 2023, compared to $4.1 million for the six months ended June 30, 2022. The decrease in selling, general and administrative expenses was primarily due to decreased stock-based compensation expenses of $217,000. The remaining decrease in our selling, general and administrative expenses of $24,000 was from routine fluctuations in our operating accounts to support our operations.

Research and development costs include advisors, consultants, software licensing, product design and development, data monitoring and collection, field trial installations, and travel related expenses. Research and development expenses decreased approximately $687,000 to $570,000 during the six months ended June 30, 2023, compared to $1.3 million for the six months ended June 30, 2022. The decrease in research and development costs was primarily due to decreased field trial and product development costs, as compared to the prior year period.

Loss from Operations

Loss from operations decreased to approximately $4.5 million for the six months ended June 30, 2023, compared to a loss from operations of $5.4 million for the six months ended June 30, 2022. The decrease in loss from operations was due to primarily to our increase in revenue and gross profit and decreased operating expenses as discussed above.

Financing Costs

Financing costs increased $908,000 to $1.5 million during the six months ended June 30, 2023, compared to $611,000 for the six months ended June 30, 2022. The increase in financing cost was from $1.5 million incurred during the three months ended June 30, 2023, on the conversion of our senior convertible notes (see Note 5 of our accompany condensed financial statements). During the six months ended June 30, 2022, financing costs of $611,000 were for shares issued as consideration for extending the maturity date of our senior convertible notes, which did not occur in the current year period.

Loss on Extinguishment of Debt

In June 2023, the Noteholders entered into a conversion agreement (the “Agreement”) with the Company in which the Noteholders elected to convert $3,373,000 of principal, and $686,000 of accrued interest into 2,209,306 shares of Common Stock with a fair value of $8,118,000, based upon the fair value of $4.00 per share, resulting in a loss on extinguishment of debt of $4,060,000. The Company further realized an additional $250,000 loss on extinguishment of debt related to the modification of Warrants discussed below, resulting in the recording of an aggregate $4,310,000 loss on extinguishment of debt in the accompanying condensed statement of operations (see Note 5 of the accompanying condensed financial statements).

Interest Expense

Interest expense decreased $1.2 million to $501,000 during the six months ended June 30, 2023, compared to $1.7 million for the six months ended June 30, 2022. The decrease in interest expense was from a $1.2 million decrease in debt discount amortization compared to the prior year period, offset by an increase in interest expense of $4,000 due to increased debt balances as compared to the prior year period.

Net Loss

Net loss increased $3.1 million to $10.8 million during the six months ended June 30, 2023, compared to $7.7 million for the six months ended June 30, 2022. The increase in net loss was due to our increased revenue and gross profit, and increased financing costs, offset by decreased operating expenses and decreased interest expense, as discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2023, the Company recorded a net loss of $10.8 million, used cash in operations of $1.7 million, and had a stockholders’ deficit of $10.1 million at June 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued.

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

At June 30, 2023, we had cash on hand in the amount of $116,000. Subsequent to June 30, 2023, we received proceeds of $350,000 on the sale of promissory notes and a $10,000 advanced from a related party (see Note 10 of the accompanying financial statements). The Company believes it has enough cash to sustain operations through August 31, 2023. Our continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case or equity financing.

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Six Months Ended June 30,
	2023	2022

Net cash provided by (used in):
Operating activities	$(1,735,000)	$(2,534,000)
Investing activities	-	(80,000)
Financing activities	1,679,000	1,628,000
Net decrease in cash	$(56,000)	$(986,000)

Net cash used in operating activities for the six months ended June 30, 2023, totaled $1.7 million, compared to net cash used in operating activities for the six months ended June 30, 2022 of $2.5 million. Net cash used in operations for the six months ended June 30, 2023, was $1.7 million, and was to fund our net loss of $10.8 million, offset by $282,000 of depreciation expense, $277,000 of debt discount amortization, $1.5 million of financing costs, $4.3 million loss on extinguishment of debt, $2.2 million of stock-based compensation expense, and $423,000 of changes in our operating accounts. Net cash used in operating activities for the six months ended June 30, 2022, was to fund our net loss of $7.7 million, offset by $247,000 of depreciation expenses, $1.5 million of debt discount amortization, $611,000 of financing costs, $2.4 million of stock-based compensation expense, and $373,000 of changes in our operating accounts.

We had no cash flows from investing activities during the six months ended June 30, 2023. Net cash used in investing activities was approximately $80,000 for the six months ended June 30, 2022, and was for the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2023, was approximately $1.7 million, which included proceeds of $114,000 on the exercise of warrants, proceeds of approximately $1.5 million received on the issuance of notes payable, a $25,000 related party advance, a change in deferred offing costs of $52,000, offset by the repayment of $10,000 on a related party advance and $7,000 of a loan payable. Net cash provided by financing activities for the six months ended June 30, 2022, was approximately $1.6 million, which included proceeds of $195,000 from the sale of common stock, $1.5 million of proceeds on the exercise of warrants, payment of deferred offering costs of $42,000, and repayments of $6,000 of a loan payable.

Off-Balance Sheet Arrangements

At June 30, 2023 and December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Total principal balance owed was $3,491,000 at December 31, 2022. During the six months ended June 30, 2023, the Company converted $3,373,000 of principal and $686,000 of accrued interest into 2,029,306 shares of common stock, leaving a remaining principal balance of $118,000 at June 30, 2023. As of June 30, 2023, approximately 52,460 shares of common stock were potentially issuable under the conversion terms of the Notes.

In June 2023, the Noteholders entered into a conversion agreement (the “Agreement”) with the Company in which the Noteholders elected to convert $3,373,000 of principal, and $686,000 of accrued interest into 2,209,306 shares of Common Stock with a fair value of $8,118,000, based upon the fair value of $4.00 per share, resulting in a loss on extinguishment of debt of $4,060,000. The Company further realized an additional $250,000 loss on extinguishment of debt related to the modification of Warrants discussed below, resulting in the recording of an aggregate $4,310,000 loss on extinguishment of debt in the accompanying condensed statement of operations.

The Company also agreed to change the exercise price of the Warrants to 100% of the offering price per share of common stock in our initial public offering and extended the Warrant expiration date to June 30, 2026. The change in warrant terms changed the fair value of the Warrants by $250,000, which was recorded as a component of the loss on the extinguishment of debt in the accompanying condensed statement of operations. The Company is also obligated to issue the Noteholders an aggregate of 379,975 shares of common stock (the “Signing Premium Shares”) with a fair value of approximately $1,519,000 at date of grant as an inducement to enter into a conversion agreement with the Company. The fair value of the Premium Shares of $1,519,000 was recorded as financing costs during the six months ended June 30, 2023. As of June 30, 2023, 192,475 shares of common stock for the Premium Shares were not issued and reflected as common stock issuable in the condensed balance sheet. Per the terms of the Agreement, in the absence of the Company’s initial public offering, the Agreement is effective until July 30, 2023, at which time it shall terminate, and the conversion be reversed. The provision herein would require a reversal of the common shares issues on the conversion which prohibits the presentation of this instrument as part of permanent equity. As such the amounts will be reflected as mezzanine financing in the accompanying condensed balance sheets. The Singing Premium Shares issued under the Agreement remain the property of the Noteholder. On August 20, 2023, the Noteholders extended the termination date of the Agreement to September 1, 2023.

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

The total of the allocated relative fair value of warrants issued of $76,000 were capitalized and recorded as a debt discount and are amortized over the remaining life of the Notes. Amortization of debt discount was approximately $48,000 for the six months June 30, 2023, which was recorded as a component of interest expense in the accompanying statement of operations, leaving a $38,000 unamortized debt discount balance at June 30, 2023.

During the six months ended June 30, 2023, the Company added $11,000 of accrued interest, leaving an accrued interest balance of $11,000 at June 30, 2023. Accrued interest in included in accounts payable and accrued expenses in the accompanying balance sheets.

Total principal balance owed was $250,000 at June 30, 2023. As of June 30, 2023, approximately 78,693 shares of common stock were potentially issuable under the conversion terms of the Notes.

Convertible Promissory Notes and Restricted Shares

During the six months ended June 30, 2023, the Company sold a $462,000 Convertible Promissory Notes (the “Note”). These Note will accrue interest at a rate of twelve percent (12%) per annum, compounded annually, until maturity or conversion hereof. The interest payable hereunder shall automatically accrue and be capitalized to the principal amount of this Note (“PIK Interest”), and shall thereafter be deemed to be a part of the principal amount of this Note, unless such interest is paid in cash on or prior to the maturity date of the Notes. The Notes shall be due and payable on the date that is six (6) months from the date of the Notes (the “Initial Maturity Date”); provided, however, that the Company and Lender may, upon mutual written agreement, extend such maturity date an additional six (6) months (such extended maturity date, (the “Extended Maturity Date”). The Lender shall have the right, but not the obligation, at any time to convert all, or any portion, of the outstanding principal balance of the Notes into shares of Common Stock at a conversion price equal to either (i) $3.00 per share, or (ii) the price at which shares of Common Stock are first sold to the public in a Qualified Public Offering. The Company shall issue 10,000 shares of common stock of the Company for each $100,000 invested by an Investor, provided, however, that if an Investor invests a sum of funds which does not round to $100,000, the Company shall issue to such Investor Shares on a pro rata basis, based on an issuance of 20,000 Shares for each $100,000 invested. If the company enters into a subsequent financing with another individual or entity (a “Third Party”) on terms that are more favorable to the Third Party, the agreements between the company and the Investors shall be amended to include such better terms so long as the Notes are outstanding.

The Company issued 46,000 shares of common stock related to the Note, which the Company determined had a fair value of $370,000, were capitalized and recorded as a debt discount and are being amortized over the remaining life of the Note. During the six months ended June 30, 2023, the company recorded of $144,000 of amortization expense to interest expense, leaving a unamortized debt discount balance was $226,000 at June 30, 2023.

During the six months ended June 30, 2023, the Company added $11,000 of accrued interest, leaving an accrued interest balance of $11,000 at June 30, 2023. Accrued interest in included in accounts payable and accrued expenses in the accompanying balance sheets.

Total principal balance owed was $462,000 at June 30, 2023. As of June 30, 2023, approximately 157,738 shares of common stock were potentially issuable under the conversion terms of the Notes.

Promissory Notes and Restricted Shares

During the six months ended June 30, 2023, the Company sold approximately $612,000 of Promissory Notes (the “Note”) and issued 91,800 shares of restricted common stock. The outstanding principal amount shall bear interest from the date of the Note at a rate of twelve percent (12%) per annum (the “Interest Rate”). Interest shall automatically accrue and be capitalized to the principal amount of this Note (“PIK Interest”) and shall thereafter be deemed to be a part of the principal amount of this Note, unless such interest is paid in cash on or prior to the maturity date of this Note. This Note shall become due and payable on the earlier of (i) the consummation of the first underwritten public offering (the “IPO”) of Obligor pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale by Obligor of not less than $8,000,000 of its equity securities, as a result of or following which Obligor shall be a reporting issuer under the Securities and Exchange Act of 1934, as amended, and its common stock (the “Common Stock”) shall be listed on the Nasdaq Stock Market, and (ii) twelve months from the funding of the Principal to Obligor.

The Company issued 91,800 shares of common stock related to the Note, which the Company determined had a fair value of $612,000, were capitalized and recorded as a debt discount, and are being amortized over the remaining life of the Note. During the six months ended June 30, 2023, the Company amortized $51,000, which was recorded as a component of interest expense in the accompanying condensed statement of operations, leaving a remaining unamortized debt discount balance of $561,000 at June 30, 2023.

Total principal balance owed was $612,000 at June 30, 2023.

Automobile Loans

On November 20, 2020, the Company financed the purchase of a vehicle for $40,000. The loan term is for 59 months, annual interest rate of 4.49%, with monthly principal and interest payments of $745, and secured by the purchased vehicle. The loan balance was $40,000 at December 31, 2020. The loan balance was $24,000 at December 31, 2022. During the six months ended June 30, 2023, the Company made principal payments of $4,000, leaving a loan balance of $20,000 at June 30, 2023, of which $8,000 was recorded as the current portion of loan payable on the accompanying balance sheet.

On January 20, 2022, the Company financed the purchase of a second vehicle for $49,000. The loan term is for 71 months, annual interest rate of 15.54%, with monthly principal and interest payments of $1,066, and secured by the purchased vehicle. The loan balance was $45,000 at December 31, 2022. During the six months ended June 30, 2023, the Company made principal payments of $3,000, leaving a loan balance of $42,000 at June 30, 2023, of which $5,000 was recorded as the current portion of loan payable on the accompanying balance sheet.

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

The total of the original issue discount of $45,000 was capitalized and recorded as a debt discount and are amortized over the remaining life of the Note. Amortization of debt discount was $45,000 for the six months ended June 30, 2023, which was recorded as a component of interest expense in the accompanying condensed statement of operations.

During the six months ended June 30, 2023, the Company added $10,000 of accrued interest, leaving an accrued interest balance of $10,000 at June 30, 2023. Accrued interest in included in accounts payable and accrued expenses in the accompanying balance sheets.

During the six months ended June 30, 2023, the Company paid $10,000 towards the principal balance leaving a principal balance of $215,000 at June 30, 2023, which is past due.

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

As of June 30, 2023, we had an $800,000 earnout obligation payable on the on-going basis at a rate of 50% of gross margin and/or license revenue from the date of the first commercial sale of a covered product or the first receipt by purchaser of license revenue, until the aggregate combined gross margin and license revenue reach $1.6 million.

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

As of June 30, 2023, the Company recorded no earnout or royalty payment obligations as no gross margin was realized.

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

As of June 30, 2023, the Company recorded no earnout or royalty payment obligations as no gross margin was realized.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Number	Description

3.1.1	Certificate of Incorporation
3.1.2	Certificate of Amendment
3.1.3	Certificate of Designation
3.1.4	Certificate of Amendment
3.1.5	First Amendment to Certificate of Designation
3.1.6	Certificate of Amendment
3.2	Bylaws
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

OPTI-HARVEST, INC.

Dated: August 21, 2023	By:	/s/ Geoffrey Andersen
	Name:	Geoffrey Andersen
	Title:	Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

